Form 10QSB
period 1998-03-31
SOUTHERN VENTURES INC
filed 1998-05-21
CIK 1049242

[DESCRIPTION]FORM 10-QSB

                                 United States

                       Securities and Exchange Commission

                            Washington, D.C.  20549

                                  FORM 10-QSB

                                   (MARK ONE)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 1998
                                       or
[   ] Transition Report Pursuant to Section 13 of 15(d) of the Securities
Exchange Act of 1934 For the Transition Period
From ____________ to ______________

                       Commission File number: 333-40621

============================================================================

                           SOUTHERN VENTURES, INC.

             (Exact name of Registrant as specified in its charter)

      NEVADA                                                 63-1185800
(State of Incorporation)                                  (I.R.S. Employer
                                                          Identification No.)

                             1322 Maron Spillway Rd.
                              Elmore, AL  36025
                    (Address of principal executive offices)

                                 (702) 341-7211
                        (Registrant's telephone number)

============================================================================

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes               No   X

As of March 31, 1998 there were 18,937,000 shares of Common Stock outstanding.

         INDEX
         -----

PART I.  FINANCIAL INFORMATION (unaudited)

         Item 1.  Balance Sheet as of March 31, 1998

                  Statements of Operations for the three-month periods ended March 31, 1998 and 1997

                  Statements of Cash Flows for the three-month periods ended March 31, 1998 and 1997

                  Notes to the Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

         Item 1 - Item 6.

PART I.  FINANCIAL INFORMATION (unaudited)

     Item 1. Financial Statements:

                             SOUTHERN VENTURES, INC.
                           CONSOLIDATED BALANCE SHEET

                                                       March 31,
                                                         1998
                                                      -----------
                                                      (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                         $   183,548
    Accounts receivable                                   525,760
    Inventories                                           593,494
                                                      -----------
Total current assets                                    1,302,802

Intangible assets assets                                  100,833
Property and equipment, net                             9,868,778
Other assets                                              205,684
                                                      -----------
Total assets                                          $11,478,095
                                                      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                   $   187,399
   Accrued compensation and liabilities                   738,278
   Current portion of notes payable                     2,634,670
                                                      -----------
Total current liabilities                               3,560,347
Long-term liabilities excluding current portion         6,831,566
                                                      -----------
Total liabilities                                      10,391,913

Shareholders' equity:
   Common stock                                            18,937
   Preferred stock                                         10,000
   Additional paid-in capital                             509,438
   Retained earnings                                      939,035
   Shareholder receivable                                (100,000)
                                                      -----------
Total shareholders' equity                              1,408,473
                                                      -----------
 Total liabilities and shareholders' equity          $ 11,478,095
                                                      ===========

See accompanying notes to unaudited financial statements

                             SOUTHERN VENTURES, INC.
                            STATEMENTS OF OPERATIONS

                                            Three-Month Periods
                                                Ended March 31,
                                            1998                     1997
                                  -------------------       ------------------
                                      (Unaudited)                 (Unaudited)
Product sales                         $  856,857                $ 1,014,988
Cost of sales                            428,555                    528,709
                                  ----------------          ------------------
Gross profit                             428,302                    486,279

Operating expenses:
Selling, general and administrative      336,019                    311,028
Interest Expense, net                     73,938                     67,568
Provision for income tax                   7,338                     43,073
                                   ----------------         ------------------
Net income                                11,007                     64,609
                                  =================         ==================

Basic and diluted net per share           $(0.00)                    $(0.00)
                                  =================         ==================

Shares outstanding                    18,937,000                 18,937,000
                                  =================         ==================

See accompanying notes to unaudited financial statements

                     Southern Ventures and Subsidiaries
                    Consolidated Statement of Cash Flows
                                                            March 31
                                                       1998           1997
-----------    ----------
Net income                                             4,174        107,418
Income charges (credit) not affecting cash:              -              -
Depreciation & Depletion                             102,702        100,910
Amortization                                           1,190          9,258
Changes in certain working capital components:           -              -
Decrease (increase) in inventory                    (185,094)           -
Decrease (increase) in accounts receivable            27,303         57,242
Decrease (increase) in prepaid interest               10,693        (23,786)
Decrease (increase) in other current assets         (124,087)      (225,562)
Increase (decrease) in accounts payable                  -              -
    notes payable and accrued liabilities            252,070        (18,370)

Cash provided by operations                           88,951          7,110

Cash Provided (Used) by Investing Activities
Additions to property, plant and equipment          (236,399)    (1,001,753)
Disposals of property, plant and equipment           238,810            -
Cash used by investing activities                      2,411     (1,001,753)

Cash Provided by Financing Activities
Additions in long-term debt                               -       1,366,237
Reductions in long-term debt                        (224,022)       (84,074)
Proceeds from issuance of stock                           -           9,501
Distributions to shareholders                        142,749        (59,418)
Cash provided by financing activities                (81,273)     1,232,245

Net increase (decrease) in cash                       10,089        237,603
Cash at beginning of year                            178,225        167,258
Cash at end of year                                  188,314        404,861

See accompanying notes to unaudited financial statements

Southern Ventures,Inc.

NOTES TO THE FINANCIAL STATEMENTS, (UNAUDITED)

     1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Southern Ventures, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction for Form 10-QSB Item 310b and Article 10 of regulation S-X. The balance sheet as of March 31, 1998, and the statements of operations for the three month periods ended March 31, 1998 and 1997 and the statements of cash flows for the three-month periods ended March 31, 1998 and 1997 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission

     Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

    2.   USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     3.   INVENTORIES

    Inventories are stated at the lower of cost or market, determined by using the last-in, first-out (LIFO) method.

     4.    INCOME TAXES

    Pro forma income tax provision gives effect to income tax considerations assuming that each of the subsidiary entities had been a "C" Corp. for the reported period. No income is reflected on a pro forma basis for the Starch and Gluten Plant since the acquired plant has been closed since 8/15/96 and that management plans to operate the assets in a materially different manner than the prior owner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's prospectus.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     Revenue consists of gross revenue less product returns. In the three months ended March 31, 1998, substantially all of the Company's revenue was derived from the sale of its subsidiary, Elmore Sand & Gravel, Inc. products. Revenue for the three months ended March 31, 1998 decreased to $856,857 from $1,014,988 for the three months ended March 31, 1997. Revenue was down from the previous year due to a show down of the local construction cause by the usual weather condition during the winter months. Weather has not been a significant factor in prior year and management does not anticipate similar conditions in the future. In addition, current shortage of railcars has affect out area sells. The company is currently development additional means of transportation.


     Cost of sales consists primarily of the cost to manufacture the Company's products. Cost of sales decreased to $428,555 in the three months ended March 31, 1998 from $528,709 for the three months ended March 31, 1997. These decreases were the result of higher productivity levels provided by the company processing plant. The weather further effected the achieving of certain manufacturing efficiencies, the Company's gross margin increased only slightly to 50% in the three months ended March 31, 1998 compared to 48%% in the three months ended March 31, 1997.

General and administrative expense consists of general management and finance personnel costs, occupancy expense, accounting expense and legal expense. General and administrative expenses increased to $336,019 for the three months ended March 31, 1998 from $311,028 for the three months ended March 31, 1997. The increases were primarily the result of additional legal, accounting and printing expenses and increases in executive salaries.

Liquidity and Capital Resources:

The company anticipates satisfying $2,000,000 of its outstanding liabilities current liabilities through the issuance of common stock. The company is currently satisfying its working capital need from its mining subsidiary, Elmore Sand & Gravel. The company anticipates meeting all future working capital needs by operating its starch and gluten facility in Thunder Bay, Canada.

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings
          None

ITEM 2.   Changes in Securities
          None

ITEM 3.   Defaults upon Senior Securities
          None

ITEM 4.   Submission of Matters to a vote of Shareholders
          None

ITEM 5.   Other Information
          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Southern Ventures, Inc.


                            /s/ Chester Wright III
                            Chief Financial Officer
                            (Principal Financial and Accounting Officer)


[DESCRIPTION]FINANCIAL DATA SCHEDULE

[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-30-1998
[PERIOD-START]                             JAN-01-1998
[PERIOD-END]                               MAR-31-1998
[CASH]                                       3,749,371
[SECURITIES]                                         0
[RECEIVABLES]                                  104,329
[ALLOWANCES]                                   (18,078)
[INVENTORY]                                    896,572
[CURRENT-ASSETS]                               234,162
[PP&E]                                         113,219
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                               5,079,575
[CURRENT-LIABILITIES]                          583,877
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                         3,540
[OTHER-SE]                                   4,492,158
[TOTAL-LIABILITY-AND-EQUITY]                 5,079,575
[SALES]                                      1,272,470
[TOTAL-REVENUES]                             1,272,470
[CGS]                                          914,952
[TOTAL-COSTS]                                  914,952
[OTHER-EXPENSES]                             1,439,637
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                               2,420
[INCOME-PRETAX]                               (972,627)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                           (972,627)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  (972,627)
[EPS-PRIMARY]                                    (0.42)
[EPS-DILUTED]                                    (0.42)