Form 10KSB
period 1997-12-31
SOUTHERN VENTURES INC
filed 1998-06-30
CIK 1049242

        As filed with the Securities and Exchange Commission on June 31, 1998


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                                                       THE SECURITIES EXCHANGE
ACT OF 1934

For fiscal year ending February 28, 1998       Commission file number 333-40621

                              Southern Ventures, Inc.
              (Exact name of registrant as specified in charter)

              Nevada                               87-0188822
              --------                             ----------
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

        2036 Maron Spillway
        Elmore, Alabama 36025                         (702) 341-7211
       ------------------------                       --------------
(Address of principal executive offices)       (Registrant's telephone number)


     Securities to be registered pursuant to Section 12(b) of the Act: None

     Securities to be registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State Issuer's revenues for its most recent fiscal year    $18,300

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1997 was not determinable since the Common Stock was not traded.

The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 1997:

Common Stock, $.001 Par Value - 18,937,400 shares
Preferred Stock, $.001 Par Value - 10,000,000 shares

Documents Incorporated by Reference: None

Transitional small business disclosure format (check one): Yes [ ] No [X]

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

Business Development

Southern Ventures, Inc. (USA) ("the Company") started operation on January 1, 1997. On January 1, 1997 the Company acquired from Mr. Bobby Harvey and Mr. Gordon Tucker certain assets in the amount of $439,860.37 with an unsecured at an interest rate of 8%. These assets are comprised of equipment, royalty contracts and rights to the continued development of the charcoal briquette and starch and gluten projects.

The Company was incorporated in the state of Nevada on February 7, 1997.

On October 22, 1997 the Company acquired from Mr. Bobby Harvey 100% ownership of Elmore Sand & Gravel, Inc. and Tuskegee Sand & Gravel, Inc. (collectively "Elmore") in exchange for ten million (10,000,000) shares of the Company's voting preferred stock. As a result of this transaction, Mr. Bobby Harvey was elected Chairman of the Board of Directors and CEO of the Company.

Prior to the incorporation of the Company, Southern Ventures, Inc. (Canada) was incorporated in Alberta, Canada on September 9, 1996 for the purpose of negotiating with ADM Agri-Industries, Ltd.,("ADM") regarding the purchase of the wheat starch and gluten plant in Thunder Bay, Ontario.

Executive Summary for the Company.

The Company's principal objective is to establish a highly profitable manufacturing base in North America by modernizing specific business facilities in declining industries and controlling raw material supplies. New technologies will replace obsolete manufacturing techniques and substantially reduce production costs. Control over raw material supplies will ensure the Company's corporate stability, production efficiency and long term growth potential.

The Company is organized to focus on rebuilding the charcoal briquette industry and improving operations in the grain processing and mineral mining industries. Figure 1 shows the current organizational structure of the Company.

                      Southern Ventures, Inc. (USA)
                                "The Company"
                           V                         V
                           V                         V
       Elmore Sand & Gravel, Inc. and                V
       Tuskegee Sand & Gravel, Inc.                  V
              "Elmore"                              V
                                     Southern Ventures, Inc. (Canada)
                                      V                         V
                                      V                         V
               Riverside Grain Products, Inc.  Riverside Carbon Products, Inc.
                    "Riverside Grain"              "Riverside Carbon"

                                    Figure 1
                    The Subsidiary Structure of the Company

Elmore is the foundation supporting the Company's ambitious plan to establish a strong manufacturing presence in North America. Elmore operates a silica sand and gravel mine in Elmore County, Alabama and is currently the only Company subsidiary generating revenues. The Company recently expanded Elmore's operations by installing a state-of-the-art silica processing plant. The new plant uses Company designed improvements for material handling to generate 2.5 times more silica sand and gravel than the old plant without significantly increasing labor or power costs. See "Business of the Company - Elmore Sand & Gravel, Inc."

Southern Ventures, Inc. (Canada), a wholly owned subsidiary of the Company, is the central holding company for all Canadian operations. As such, it is the parent company of Riverside Grain Products, Inc. and Riverside Carbon Products, Inc.

Riverside Grain Products, Inc. ("Riverside Grain") was established to directly control the production of starch, a key raw material for the charcoal briquette project. Riverside Grain recently purchased the wheat starch and gluten plant in Thunder Bay, Ontario (the "Starch and Gluten Plant") from ADM Agri-Industries, Ltd. The Starch and Gluten Plant became available for purchase because ADM had decided to internally consolidate its operations and close the plant in August 1996. Once reopened by the Company, the Starch and Gluten Plant will provide substantial earnings by processing wheat flour into gluten for the food industry, high-value starch for the paper industry, modified starch for the gypsum wallboard industry and binder starch for the manufacture of charcoal briquettes. See "Business of the Company - Riverside Grain Products, Inc." The Company will install new equipment at the Starch and Gluten Plant before reopening the plant. See "Business of the Company - Capital Requirements." Riverside Grain is presently negotiating the purchase of a flourmill that may provide wheat flour for the Starch and Gluten plant in addition to semolina for the pasta industry. See "Business of the Company - Other Projects under Development."

Riverside Carbon Products, Inc. ("Riverside Carbon") was established to directly control the production of wood char, another key raw material for the charcoal briquette project. Riverside Carbon will use technology designed and tested by the Company that simplifies the construction and operation of furnaces which produce char from wood waste at low cost and with improved flexibility of product output. The new furnaces operate more efficiently and generate less pollution than the outdated equipment currently used in the charring industry. Residues from the wood processing industry will be used as raw material for charcoal briquette manufacturing. The Company believes it can obtain long-term commitments from major sawmills to receive this material at no cost and has completed the acquisition of environmental permits required to construct and operate charring plants in British Columbia, Canada. The Company intends to install new plants sufficient to dominate the charcoal briquette market in North America.

The Company will modernize the charcoal briquette industry and generate greatly improved profits by installing new technology and controlling all raw materials used in the manufacture of products. The planned vertical integration of the charcoal briquette project is shown below in Figure 2. Developing the projects indicated will give the Company control over wood char and starch, the raw materials vital to manufacturing charcoal briquettes.


                   Timber                               Wheat
                      V                                  V
                      V                                  V
Lumber  <---- Sawmill Operation                     Flourmill   --->  Semolina
          (Riverside Carbon Products)        (Riverside Grain Products)
                      V                                  V
                      V  Wood Waste                Flour V
                      V                                  V
Power   <----  Charring Plants                Starch Gluten Plant-->    Gluten
                      V                                  V         "A" Starch
                      V  Char                 "B" Starch V
                      V ---------------><--------------- V
                                       V
                                 Briquette Plant
                           (Riverside Carbon Products)
                                       V
                                       V
                               Charcoal Briquettes

                                   Figure 2
           The Vertical Integration of Charcoal Briquette Manufacture

Company management has the skills and vision required to achieve the principal objective of establishing a strong manufacturing base in North America. By applying new technology and vertical integration, the Company will maximize profitability in the starch and gluten and charcoal briquette industries. Product market dominance will be attained through competitive pricing and aggressive marketing.

Capital Requirements

In addition to the proceeds of this Offering, the Company plans to raise $23,000,000 over the next two years through financing received from private lending institutions. Riverside Carbon will require approximately $14,000,000 for the installation of a charring and briquetting plant and working capital. Riverside Grain will require approximately $1,500,000 for the installation of new equipment at the Starch and Gluten plant and approximately $7,500,000 to move the Starch and Gluten plant to a new facility in 1999. See "Business of the Company - Riverside Grain Products Inc."

Elmore Sand & Gravel, Inc. and Tuskegee Sand & Gravel, Inc. ("Elmore")

Status: Elmore is the Company's mining subsidiary that produces high-grade silica gravel and sand from ancient alluvial deposits in Elmore County, Alabama. In October 1997, the Company completed construction of a new processing plant. The new plant is fully operational and the old plant being retired.

Production:  Current production capacity is 600 tons of silica sand and gravel per hour.

Acquisition: The silica mining operation was acquired by the issuance of 10 million preferred shares of the Company's stock with a call provision at $0.50 per share. All 10 million shares were issued to Mr. Bobby Harvey on October 22, 1997. These shares entitle Mr. Harvey 80% of the new income earned by Elmore. By retiring the preferred shares through the Company's current IPO, will generate additional pretax profit to the holders of Common Shares.

Tuskegee Sand & Gravel, Inc. was incorporated in the state of Alabama in 1974. Prior to acquisition by the Company, Tuskegee Sand & Gravel, Inc. was solely owned by Mr. Bobby Harvey. In 1992, Mr. Harvey acquired Elmore Sand & Gravel, Inc. from Alabama bankruptcy court and incorporated it in the state of Alabama. From 1992 to 1994, production at the Tuskegee Sand & Gravel, Inc. facility was gradually phased out and replaced by the Elmore Sand & Gravel, Inc. facility. By the beginning of 1994, Tuskegee Sand & Gravel, Inc. had ceased mining operations and the Elmore site was running at full production capacity.

Elmore is located in a region that has consistently produced high purity silica sand and gravel. Elmore actively leases more than two thousand acres of private and state lands that can provide high quality materials for at least another twenty years at maximum production levels. An independent engineering study conducted in October 1997 estimates reserves under the Company's current lease to be approximately 38.55 million tons with a current average value of $6.50 per ton.

The primary markets for Elmore's gravel are the ferrosilicon, decorative landscaping and construction markets. Elmore produces over 110,000 tons of silica for the ferrosilicon industry per year. Ferrosilicon is used in the manufacture of steel.

Currently, Elmore sand is sold to the construction industry. Glass and ceramic markets for high purity silica sand command better prices but involve higher transportation costs. The Company is actively investigating these markets and examining offers by potential purchasers.

To accommodate increased demand for silica gravel, the Company completed Construction of a new plant designed to process 600 tons of gravel and sand per hour. The Company has identified customers for all of the gravel output. To facilitate the sale of additional sand production, the new plant features classification methods that allow Elmore to sell sand into markets not currently served. New screening systems produce sand sized in several categories according to customer specifications.

By retiring the old plant, the Company realized some immediate advantages. Overall production increased by decreasing maintenance downtime. In addition to cost savings each year associated with maintenance, the new plant saves $150,000 per year in royalties paid to private landowners by being located on lands leased from the State of Alabama.

Property under Lease

Elmore has long-term leases in place to generate products and provide itself a financially secure future. The leased properties are located northwest of Elmore on the west side of Highway 143 in the area surrounding and including Speigner Lake in southern Alabama.

Twenty-five percent of the designated land is being leased from private landowners. The Company will hold these leases until all silica sand and gravel deposits have been removed and processed.

The remaining fifteen hundred acres are under lease from the State of Alabama. This state lease is for a twenty year period starting in 1985 and has five year options for extensions that can be taken as needed.

Elmore has always exercised an excellent reclamation policy of restoring the land to its original state by returning overburden and filling holes after mining. Owners of adjacent properties containing significant deposits are favorably inclined to lease their lands should the Company require additional reserves in the long term.

Sand and Gravel Prices

The Company is researching the feasibility of significantly increasing overall profits by selling sand into one of the markets listed in Table 1 instead of the concrete industry at a rate of $2.50 per ton. Table 1 shows the quantity and value of industrial sand and gravel sold or used by United States producers in 1995. The average value of all industrial sand sold in the South was $19.39 per ton.

South                        US Total
   Major Use        Quantity1 Value2  Value per   Quantity1  Value2  Value per
                                          ton                            ton
Sand:
Glass                  4,115   70,290     $17.08      10,690   174,200  $16.29
Foundry                1,050   13,000     $12.45       6,760    87,500  $12.94
Ground Silica          2,132   58,860     $27.61       4,212   115,200  $27.35
Filtration               162    2,840     $17.53         400    10,490  $26.23
Hydraulic Fracturing     NA      NA       $30.84       1,580    53,000  $33.67

                               South                          US Total
   Major Use        Quantity1  Value2  Value per   Quantity1  Value2 Value per
                                          ton                            ton
Gravel:
Silicon, ferrosilicon    NA      NA       $13.09       532      7,160   $13.45
Filtration               NA      NA       $16.70       150      2,400   $16.01
Non metallurgical flux   NA      NA       $18.77       590      8,450   $14.31
Other uses, specified    76      787      $10.36       607      3,910    $6.44

NA - Not available.
1 - Thousands of metric tons.
2 - Thousands of US dollars.

              Source: US Geological Survey.  Gordon P. Eaton, Director.
                                      Table 1
Industrial Sand & Gravel Marketed in the United States in 1995, by Major End Use

Specifications

Silica sand that is mined and processed for industrial applications must conform to the chemical and physical specifications set by customers. Table 2 summarizes the average minimum quantity of pure silica (SiO2) and maximum allowable impurities (Al2O3, Fe2O3, TiO2) expressed in weight percent for each silica market that Elmore may service.

Application            SiO2     Al2O3      Fe2O3     TiO2        Sieve Size

Glass (Flat)          99.5%     0.30%      0.04%     0.10%      200 - 30 mesh
Glass (Container)     98.5%     0.50%      0.035%    0.03%      100 - 30 mesh
Foundry Sand          98.0%       NA        NA         NA       100 - 30 mesh
Ground Silica         97.5%     0.38%      0.10%       NA         < 200 mesh
Filtration Sand       99.4%     0.19%      0.24%     0.12%       50 - 12 mesh
Ferrosilicon          98.0%     0.40%      0.20%       NA         3/4" - 5"
Silicon Carbide       99.5%     0.30%      0.10%     0.01%        3/4" - 5"
Fluxes                90.0%     1.50%      1.50%       NA         1/4" - 1"
Elmore Sand & Gravel  99.6%     0.06%      0.05%     0.01%      200 mesh - 5"

                                   Table 2
            Industrial Sand & Gravel Specifications, by Application

Sales Strategy

Elmore has a diverse customer base for its gravel products and has served these markets for more than 10 years. Ferrosilicon markets have returned strong profit margins and have been the backbone of Elmore's operations. Management will continue providing excellent service and quality products to its customers.

Improvements will be made in choosing markets for Elmore's sand products. Currently, these products are marketed to the concrete and mortar industries and net an average sales price of about $2.50 per ton, well below the national average price for industrial sand.

Transportation cost is an important factor that must be taken into consideration due to relatively low unit prices of various silica markets, except for a few end uses that require a high degree of processing. Before contacting potential customers for industrial sand products, management will evaluate transportation costs as to their impact upon the bottom-line profitability of that particular market.

Once favorable transportation situations are identified, potential customers will be sent product samples for testing. Discounts on current market prices will be offered to effectively penetrate selected target markets for industrial sand.

In order to satisfy some industries, further processing of industrial sand may be necessary. In these cases, management will factor the additional equipment costs required for such processing to determine which markets are the most lucrative.

Riverside Grain Products, Inc. ("Riverside Grain")

Status: Riverside Grain was formed by the Company to manage and operate the wheat starch and gluten plant in Thunder Bay, Ontario (the "Starch and Gluten plant"). The Company signed a Purchase Agreement with the ADM Agri-Industries, Ltd., ("ADM") on November 11, 1997 to purchase the Starch and Gluten plant for $5.0 million. Management is currently making improvement to the Starch and Gluten Plant and expects it to be fully operational by Fall of 1998.

Production:  A target of 51,000 tons of wheat flour each year will be processed to produce starch and gluten products. The Company plans to install waste recovery systems to achieve high utilization of raw materials.

Capital: Total capital required, including plant purchase, interim operation capital and construction financing, is approximately $6.5 million. ADM may accept an equity position of $2.0 million in the Company as partial remuneration for the purchase of the Starch and Gluten plant. ADM has agreed to finance the remaining $3.0 million owed over a two year period.

Markets: The Company is primarily pursuing various markets for starch and gluten products in North America. A sales agreement has been signed with Heartland Wheat Growers, L.P. to purchase unmodified starch for the manufacture of dextrinized and oxidized starch. A distribution agreement has been offered to Raisio Chemicals to market Riverside Grain's cationic starch output.

ADM Agri-Industries, Ltd., (ADM) signed a Purchase Agreement on November 11, 1997 to sell a starch and gluten plant to the Company for $5.0 million. Included is a 5-year contract for the right to purchase straight-run flour at market price from ADM on payment terms of net 90 days. As a condition in the Definitive Agreement, ADM was obligated to repair equipment and buildings and restore the plant to operational capacity. All electrical and mechanical systems have been thoroughly inspected and tested by ADM.

The Starch and Gluten plant has been closed since August 15, 1996. Before shutting down, the Starch and Gluten plant had been operating for 84 years. During the last ten years of operation, the plant experienced low profitability manufacturing a large number of commodity products to satisfy a variety of customer needs. The manpower and packaging costs dedicated to the production of many low-priced products resulted in poor overall operating efficiency and high operating costs per unit of raw material processed.

Management will significantly increase profitability of the Starch and Gluten plant by focusing on fewer product lines and recovering the 19% of raw materials previously wasted by discharge in the effluent stream.

The Starch and Gluten plant will produce the following primary product lines:

* Wheat gluten for the food industry
* Cationic starch for the paper industry
* Dextrinized starch for the mining and wallboard industries
* Large granule starch for the carbonless paper industry
* B-grade starch for the gypsum wallboard industry

Producing cationic starch will increase profit margins. Cationic starch offers much higher revenues than the commodity starches previously manufactured. Prior to August 1996, the Starch and Gluten plant averaged $413.50 and 4.0 man-hours per ton of product sold. In 1998, the plant is expected to average $530.00 and
1.5 man-hours per ton upon implementing management's strategy of streamlining operations and manufacturing products with higher market values.

Recovering plant effluents will increase efficiency. Approximately 19% of the raw materials processed in the past were discarded as waste. This loss of raw material adversely effected the previous owner's ability to maintain a profit.

Riverside Grain will install ultrafiltration and reverse osmosis systems to recover these materials which can then be added to the B-grade starch products. These systems will not only recover additional product but also will greatly reduce waste disposal and water utility fees.

Product quality is influenced by raw material quality. Current management has negotiating contracts with ADM for delivery of high quality flour on a "by request" basis with 90 day terms. Riverside Grain is not bound to one supplier for its flour.

The method by which gluten is dried greatly affects its market value.
Management believes that by installing gluten spray dryers, Riverside Grain will compete in global markets that would otherwise not be accessible. Management has received several inquires from potential customers willing to pay premium prices for spray dried gluten.

Once the installation of new equipment is complete, the Starch and Gluten plant will process approximately 51,000 tons of Canadian wheat flour each year. The plant will produce 6,100 tons of gluten, 16,100 tons of cationic starch, 7,400 tons of dextrinized starch, 4,600 tons of large granule starch, and 14,100 tons of B-grade starch.

Management is negotiating contracts to purchase approximately 100 truckloads of unmodified A-grade starch. This starch will be processed in addition to the starch derived from wheat flour. Management anticipates converting the unmodified starch to high-value starch will generate excellent profit margins.

Production will be marketed primarily in Canada and the United States. The Starch and Gluten plant is situated at the head of Lake Superior, facilitating shipment of products. It is also linked to Canada's rail network and connects directly to many rail lines in the United States.

Management intends to operate the existing equipment at full capacity as soon as possible, doubling previous output. This will be accomplished by moving existing equipment and operations into a new modern facility to be built in Thunder Bay. Management believes that sufficient cash will be available in 2000 to construct the new facility. The current plant will operate until such time the new plant is complete.

Riverside Grain has negotiated with ADM to purchase straight-run flour under contract for 5 years. The flour will contain a minimum of 11.5% protein. Price will fluctuate proportionately with the wheat market. Provisions in the contract will allow Riverside Grain 90 days after flour delivery to complete payment.

The Starch and Gluten plant will employ approximately 40 people in Thunder Bay.

Wheat Gluten Competition

Archer Daniels Midland Company ("ADM") is one of the world's leading gluten producers. ADM has been in the gluten industry for many years, including previous ownership of Ogilvie Mills and General Mills. During this time they established a loyal customer base and integrated internal markets by acquiring companies such as bakeries that use gluten as raw material.

Midwest Grain Company ("Midwest Grain") is a major manufacturer of gluten in the United States. Midwest Grain has retained a loyal customer base for many years selling most of its output through distributors.

Manildra Milling ("Manildra"), an Australian owned company, has been in the North American market for many years. Manildra is one of the leading suppliers in the United States, and is the largest Australian importer of gluten to the United States.

The remainder of the gluten consumed in North America is imported from Europe and Australia. Approximately 22,000 tons comes from Europe and 25,000 tons from Australia.

Sales Strategy for Wheat Gluten

Riverside Grain plans to produce approximately 6,100 tons of gluten per year. Riverside Grain will price gluten slightly below current market levels to effectively penetrate selected target markets. These markets include the bread, pet food, cereal, pasta and other food industries.

Riverside Grain will use a direct sales approach to aggressively capture market share in these industries. Three experienced salespeople will work strategic North American locations, mainly in the eastern and mid western United States, to focus efforts on leading purchasers of gluten.

Potential customers include Weston, Corporate Foods, McGavin and Kellogg in Canada and Interstate, Earthgrains, Flowers and Heinz in the United States. These companies purchase gluten in large quantities as commodity raw materials. Since their decisions to buy are based on quality and price, management believes Riverside Grain will quickly sell all initial production of gluten by offering a high quality product at a 2% discount on current market prices.

Sales efforts will be concentrated in Canada and the United States to minimize freight costs and maximize advantages created by restrictions these countries have placed on gluten imports. Canadian restrictions keep overseas gluten prices between 7 and 10% higher than domestic gluten.

Management believes gluten prices in the United States will steadily climb throughout 1998 as gluten supplies tighten. This will present many opportunities for export since, under NAFTA, Riverside Grain will enjoy full access to United States markets without restriction.

All gluten output not sold through direct sales will be marketed through commodity brokers and distributors. These brokers and distributors may find channels leading to smaller niche markets than those targeted by Riverside Grain's sales force. Niche markets usually offer higher prices for gluten than large commodity markets.

The baking industry consumes approximately 70% of the gluten in North America. Riverside Grain will announce its re-entry into the marketplace by advertising in periodicals that reach a majority of baking companies, including Milling and Baking News. Riverside Grain also intends to establish memberships with the Institute of Food Technology, the Association of Bakery Engineers and the International Wheat Gluten Association. Such memberships provide access to current industry trends and statistical product information, as well as promote a high profile and stable presence in the gluten industry.

While quantities of gluten purchased by large consumers remain fairly consistent throughout a given year, prices for gluten fluctuate frequently. Consumers generally elect signing 3 to 12 month contracts that fix both quantity and price. Most would prefer gluten prices to change in relation to wheat prices within a given contractual period. This would assure customers that gluten prices are based on fair market value.

Management believes that by establishing a floating price structure based on the price of wheat, Riverside Grain will successfully procure long term contracts that require little renegotiation and inspire strong customer loyalty. Furthermore, a floating price structure will allow Riverside Grain to maintain steady profit margins and accurately prepare for future expansions that may be initiated.

Future Outlook for Wheat Gluten Products

Pacific Rim markets for gluten continue to grow at a rapid pace. These markets place greater emphasis on high quality and pay premium prices for gluten with particular specifications. Gluten made from Canadian spring wheat imparts higher protein content and better functionality than gluten made in other parts of the world and is preferred by Japanese markets. Riverside Grain intends to approach Sumitomo and Yuasa as well as other distributors to market its spray-dried gluten in Japan and nearby countries.

Mexico, Central America and South America also present excellent opportunities for future growth. Improvements in bread-making technologies have resulted in stronger demand for gluten in these countries. For example, Bimbo Foods in Mexico uses approximately 3,000 tons of gluten per year in the manufacture of its bakery products. Riverside Grain will continue researching such markets to monitor profitable opportunities as they arise.

Riverside Grain will employ an experienced technical staff to enhance customer service and explore niche markets for modified gluten. The pasta, aquaculture, dairy products and meat analogue industries will be evaluated to determine whether such value-added products may be manufactured to obtain even higher returns than are currently projected.

Wheat Starch Competition

The primary competitors in the wheat starch industry are ADM, Manildra and Midwest Grain. Several cornstarch manufacturers including Casco, National, Staley and Minnesota Corn are potential competitors for starch supply to paper mills. Riverside Grain will pursue competitive advantages over these companies by providing expert technical and customer service.

Sales Strategy for Wheat Starch

Riverside Grain will produce approximately 28,100 tons of wheat starch per year. Cationic starch will comprise 57% of starch production. Raisio Chemicals Inc. has agreed to market all output of cationic starch to the coated paper industry.

Riverside Grain will sell dextrinized starch to the mining industry and to the wallboard industry for special applications. Large granule starch will be sold to the carbonless paper industry. The primary target market for B-grade starch will be the gypsum wallboard industry.

Riverside Grain will use a direct sales approach to aggressively capture market share in targeted industries. Three experienced salespeople will work strategic North American locations, mainly in the eastern and mid western United States, to focus efforts on leading purchasers of wheat starch.

Potential customers for industrial applications include Avenor Paper, Provincial Paper, Domtar Corrugating and Sunoco Paper. Potential customers for food applications include Weston, Kellogg, General Mills and Pillsbury. These companies purchase starch in large quantities as commodity raw materials. Since their decisions to buy are based on quality and price, management believes Riverside Grain will quickly sell all initial production of starch by offering high quality products at 2% discounts on current market prices.

Sales efforts will be concentrated in Canada and the United States to keep freight costs as low as possible. Canadian markets are preferred due to higher market pricing than the United States.

Advertising for starch products will be minimal. Riverside Grain will become a member of the Technical Association of the Pulp and Paper Industries, the Institute of Food Technology and the Association of Bakery Engineers to promote a high profile and stable presence in the starch industry.

Riverside Grain will offer top-notch customer service. A technical department will be devoted to assisting customers and coordinating sales activities with production. Research and development will be ongoing to establish Riverside Grain as the leading company of high quality wheat starch.

Future Outlook for Wheat Starch Products

Markets for modified starch represent the best opportunities for Riverside Grain to maximize long-term profits. Specialty starches for the food industry offer premium prices and will be the first modified starch markets explored.

Japanese markets for value-added starch will be evaluated with the assistance of Yuasa Trading, a commodity broker and distribution company. Value-added starch prices are sufficiently high in Japan to cover freight costs and earn enhanced profits.

Starch markets in Latin and South America are expanding rapidly due to technological improvements developed in the paper and corrugating industries. Numerous exporting opportunities are anticipated to be available by the end of 1998.

Riverside Carbon Products, Inc. ("Riverside Carbon")

Status: Riverside Carbon intends to construct the first charring plant in Houston, British Columbia and the first briquetting plant in Thunder Bay, Ontario. Wood waste from nearby sawmills will be charred at the Houston plant and railed to a briquetting plant in Thunder Bay. Environmental permits allowing the first charring plant to be built have been obtained and management is confident that long-term supplies of raw materials can be obtained from area sawmills. Management anticipates that additional contracts for wood waste will be available over the next three years, providing enough raw material to build at least four more charring plants.

Production:  A target of 55,000 tons of char to be produced each year from
             220,000 bone-dry tons of wood waste residues. The Company plans to produce 80,000 tons of charcoal briquettes from this char.

Capital: The total capital required, including interim operation capital and construction financing, is approximately $14.0 million for the first charring and briquetting plants.

Markets: The Company is primarily pursuing various markets for char and charcoal briquettes in the United States and Canada; at this time no sales or distribution contracts have been signed.

Riverside Carbon was formed by the Company to utilize wood fiber residuals ("hogfuel") generated at Canadian sawmill operations and by-product starch from Riverside Grain Products, Inc. in the manufacture of charcoal briquettes.

For many sawmills, disposal of hogfuel poses severe environmental concerns. Air pollution from wood burning in "beehive" burners and leachate contamination from wood storage in landfills has been under heavy scrutiny in Canada over the last decade. Stringent government regulations have been enacted, resulting in the demand to cease such practices and find alternate uses for waste wood.

Riverside Carbon has obtained the environmental permits necessary to construct and operate a charring plant in Houston, British Columbia and Carnaby, British Columbia. Each will be capable of processing up to 220,000 bone-dry tons of hogfuel per year. Fiber supply agreements can be arranged with two sawmills to support the first charcoal plant. Agreements with sawmills to support the second plant are being investigated and negotiations for an additional 500,000 bone-dry tons per year are also being pursued.

The initial charring and briquetting plants require a total investment of $14.0 million. The briquetting plant will package 80,000 tons of charcoal briquettes per year for sale in the United States and Canada. These figures are only estimates of potential operations and are not based on any actual sales. Potential partnerships with major producers of briquettes are being discussed as a way to facilitate construction and financing of the new plants.

Raw Materials

Negotiations continue with forest products companies regarding long-term commitments to provide wood residue to Riverside Carbon for the purpose of making charcoal. Current plans include construction of charring plants at Houston and Carnaby in northwestern British Columbia. Each plant will produce approximately 55,000 tons of charcoal per year from 220,000 bone-dry tons of hogfuel. Environmental permits were issued in January 1997 allowing construction of this plant and a second plant of similar size in Carnaby, British Columbia. These figures are estimates and do not reflect any actual production.

Charcoal Briquette Market Information

The barbecue industry is the only significant market for charcoal briquettes. According to the Barbecue Industry Association, Americans consumed approximately 869 thousand tons of briquettes during barbecue events in 1996, representing more than $525 million in sales. This yielded an average retail sales price of approximately $605 per ton.

The total tonnage of charcoal briquettes sold over the last 5 years has increased by about 3 percent per year. Charcoal briquette production quantities in the United States are graphically represented in Figure 3 below.

(Figure 3 shows the annual production of charcoal briquettes in the United States from 1967 to 1996. The production varies from 350,000 tons per year in 1967 to 870,000 tons per year in 1997. A curve is drawn though the data points to illustrate the market trends over the period shown.)

                                  Figure 3
Production of Charcoal Briquettes in the United States from 1967 to 1996.

Current Manufacturers of Charcoal Briquettes

Three companies manufacture approximately 90% of all charcoal briquettes consumed in the United States. Kingsford Products Company is the dominant producer, controlling 50% of the total United States market.

Many companies sell charcoal briquettes under private labels. Royal Oak produces the briquettes distributed by approximately 90% of the private label companies.


(This pie chart shows the major U.S. briquette producers as of 1993. The chart shows the various companies' percentages of the market: Kingsford = 50%, Safeway = 20%, Imperial = 20% and Royal Oak = 10%)

                                    Figure 4
Major Charcoal Briquette Manufacturers in the United States.

Sales Strategy for Charcoal Briquettes

All Riverside Carbon charcoal briquette products will be sold to independent marketing companies under long-term contracts. The Company is pursuing various markets for both char and charcoal briquettes, at this time no sales or distribution contracts have been signed.

Future Developments

Company engineers are researching a binder that will give charcoal briquettes a plastic-like coating. The briquettes will be easy to light, easy to handle and very clean.

Property in British Columbia

Every effort is being made to locate the charcoal plants as close to the source of wood residue as possible, to minimize the cost of transporting heavy, wet wood residue.

Roughly seven acres of land are required at each site to provide adequate space for project buildings, road and rail transport, fiber storage facilities and effluent disposal fields.

Other Projects Under Development

The following projects are being developed by management as potential projects only and can not be determined as probable.

Flourmill

The Company is negotiating the purchase of a flourmill in the northern United States. Present negotiations involve the seller acquiring an equity position in the Company. The purchase price for the mill is approximately $8.0 million.
The seller has indicated willingness to discuss terms which involve half of the final purchase price being payable in common shares of the Company. Management does not expect the negotiations to be finalized until after the Offering is completed. Finalizing the purchase of the flourmill would be contingent upon the Company securing proper financing from lending institutions. The flourmill is currently operating and earning strong profits.

Grain Terminal

The Company is evaluating the acquisition of an industrial grain terminal. An independent subsidiary operating under the direction of Southern Ventures, Inc. (Canada) would be established to run the terminal. Grain cleaning and drying equipment would allow the Company to procure contract grown wheat, thereby providing a secure raw material supply for the flourmill and controlled profitability through vertical integration of operations.

Recreational Park

Southern Ventures Inc. (Canada) has submitted a bid to the Ontario Ministry of Citizenship, Culture and Recreation for the acquisition of the Big Thunder Sports Park in Thunder Bay, Ontario. The bid was submitted in October 1997. An equity position in the Company was not proposed. Finalizing the purchase of the sports park would be contingent upon the Company securing proper financing from lending institutions. Owning Big Thunder Sports Park would provide the Company with excellent marketing and advertising opportunities. International skiing competitions draw global attention. Big Thunder Sports Park hosted the Nordic World Ski Championships in 1995. Events were televised around the world and thousands of spectators and tourists visited the park. Management would develop the existing facilities to establish Big Thunder Sports Park as a high performance center and a four seasons resort. Each phase of development would be financed with cash flows generated from the park.

ITEM 2. DESCRIPTION OF PROPERTY

Gluten / Starch Mill -- Thunder Bay, Ontario Canada

Industry Segment:  Food Processing

The property, located on the banks of the Kaministiquia River at 675 Vickers Street, Thunder Bay, Ontario, consists of approximately 8 acres.

The property consists of the original gluten/starch plant as well as the former Saskatchewan Wheat pool (SWP)-8 site and includes the following buildings:

2-story main office building
Grain elevator structures formerly operated by Saskatchewan Wheat Pool and by ADM.
Feed mill
Boiler house
5 story smutts and plant proper with attached offices and dryers.
4 story warehouse
Anamet waste treatment facility
4 silos for bulk flour receipt
Associated trackage
Dock which runs along the warehouse, plant and feed mill

The processing building and warehouse are situated on the edge of the Kaministiquia River which is dredged to a depth of 27 feet. A new steel dock with tiebacks was installed in the late 1960's. The dock should be in good condition since this type of dock has an average 70 to 80 year life span. The dock is part of the former SWP-8 holdings. There are rail lines on the property that are served by the major U.S. and Canadian rail companies. Products manufactured at the facility were A-starch, B-Starch and wheat gluten. This property is owned by Riverside Grain Products. There are no limitations of ownership, however the property is used as collateral for debts outstanding to ADM.

Southern Ventures, Inc. -- Cottondale, Alabama.

Industry Segment:   None (Used as main administrative office for the Company.)

The property located at 15000 Highway 11 North, Cottondale, Alabama is approximately 4.2 acres and has three buildings erected on the site. The initial living room of the main building has been expanded to 3000 square feet of office space. The main shop space connected to the office building measures 3000 square feet and is used as a product demonstration facility. This property is rented on a month to month basis at a rate of $1600 per month including property taxes, insurance and maintenance. The Company has an option to purchase the property, and plans to do so in 1998.

Elmore Sand & Gravel, Inc.  Elmore, Alabama

Industry Segment:   Surface Mining

The Company's silica mining plant is located at 2036 Maron Spillway Elmore, Alabama USA. The Company has long-term leases in place to generate products and provide itself a financially secure future. A new 2.3 million-dollar processing plant was built in 1997 to accommodate future growth. The leased properties are located northwest of Elmore on the west side of Highway 143 in the area surrounding and including Speigner Lake in southern Alabama.

Twenty-five percent of the designated land is being leased from private landowners. The Company will hold these leases until all silica sand and gravel deposits have been removed and processed. The remaining fifteen hundred acres are under lease from the State of Alabama. This state lease is for a twenty year period starting in 1985 and has five year options for extensions that can be taken as needed.

ITEM 3. LEGAL PROCEEDINGS

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the Registrant's fourth fiscal quarter ended December 31, 1997, no matters were submitted to a vote of security holders of the Registrant.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The Company's Common Stock has not traded.

SHAREHOLDERS

As of June 30, 1998, there were approximately 35 stockholders of record.

DIVIDENDS

        The Company has never paid a cash dividend on its common stock and does not expect to pay one in the foreseeable future. Payment of dividends in the future will depend on the Company's earnings and its cash requirements at that time.


ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


Company Background
On September 1, 1996, Southern Ventures, Inc. (Canada) was incorporated in Alberta. Southern Ventures, Inc. (USA) "the Company" was incorporated in the State of Nevada on February 7, 1997 and became the parent of Southern Ventures, Inc. (Canada) (see "Description of Business"). The Company's formation incurred expenses in connection with the initial offering and development of various projects. On January 1, 1997 the Company acquired from Mr. Gordon Tucker and Mr. Bobby Harvey certain assets in the amount of $439,860; an unsecured note was made payable jointly to Mr. Tucker and Mr. Harvey at a rate of interest of 8% per annum, on demand no sooner than December 31, 1998. The Company has agreed to make payment on this outstanding note by satisfying certain recurring debts estimated to be $30,000 per year to the benefit of Mr. Tucker and Mr. Harvey. Although there is no legal agreement to pay any recurring debt to the benefit of Messrs. Tucker and Harvey, the Company has in the past and plans to in the future to make such payments to satisfy the outstanding note payable to Messrs. Tucker and Harvey. The annual payments to the outstanding note of Messrs. Tucker and Harvey have been reflected in the financials as a current liability. As of December 31, 1997 this note has a total outstanding balance of $402,625.

On October 22, 1997 the Company acquired 100% of the outstanding shares of Elmore Sand & Gravel, Inc. and Tuskegee Sand & Gravel, Inc. common stock from Mr. Harvey in exchange for ten million (10,000,000) preferred shares of the Company. The Preferred Shares have full voting rights with dividends equal to 80% of the net earnings from the acquired mining operations or 9%, whichever is greater. All dividends are cumulative and non-participating. The Company may call all of the Preferred Shares for the sum of $5,000,000 or $0.50 per share. The Company intents to use the proceeds of its Initial Public Offering (see "Use of Proceeds") to call the Preferred Shares. The purchase price of $5,000,000 was determined based upon the estimated fair market value of the assets purchased and the liabilities assumed at the date of acquisition. It was mutually agreed that the effective date for accounting and dividend recognition is November 1, 1997. In accordance to APB 16 "Accounting for Business Combinations", this transaction qualifies as a reverse acquisition. Therefore, the Company's historical financial statements are those of Tuskegee Sand & Gravel, Inc. and Elmore Sand & Gravel, Inc.

On November 11, 1997, the Company's wholly owned subsidiary, Riverside Grain Products, Inc., purchased from ADM Agri-Industries, Ltd., ("ADM") land, improvements and equipment in Thunder Bay, Ontario for the production of starch and gluten. The Company paid a total consideration of $5,000,000 by issuing a $3 million dollar installment note and a $2,000,000 demand note fully secured by the assets acquired. As a condition of the purchase, ADM was obligated to make repairs to any equipment that was not operational. All electrical and mechanical systems have been thoroughly inspected and tested by ADM. However, the Company plans to make improvements to the building, heating and processing systems before the plant is placed into production. The $2,000,000 demand note may be satisfied through the issuance of 9% of the total Common Shares on a fully diluted basis or 1,960,000 shares upon completion of the Offering. No additional payments are due on both the installment note and the demand note until December 1, 1998.

The Company entered into a royalty agreement with National Synfuels, Inc. whereby the Company has the sole and exclusive right to technology that allows wood waste to be used as raw material in the manufacture of valuable products. The royalty is two dollars ($2.00) per dry ton of wood processed into charcoal or fuels. The Company issued a sublicense to Carbon Products Industries, Inc. allowing the use of certain technology to convert wood waste into activated carbon. Carbon Products Industries, Inc. will pay the Company a royalty of four dollars ($4.00) per dry ton (of which the Company will pay National Synfuels $2.00 per dry ton) of material processed using the Company's technology.
Various loans totaling $200,314 as of September 30, 1997 have been made to Carbon Products Industries, Inc. The notes are payable on demand at an interest rate of 8% per annum. The Company has not received any monies towards these outstanding notes and has recognized an offsetting loss of $100,167.

Riverside Carbon Products, Inc., a wholly owned subsidiary, was formed by the Company to utilize wood fiber residuals ("hogfuel") generated at Canadian sawmill operations and by-product starch in the manufacture of charcoal briquettes. The Company has obtained the environmental permits necessary to construct and operate two charring plants in northwestern British Columbia, each capable of processing up to 220,000 bone-dry tons of hogfuel per year. Fiber supply agreements can be arranged with two sawmills to support the first charcoal plant. The Company is actively pursuing financing for the construction and start-up for it's first charring plant.

Results of Operations

The revenue of the Company consists exclusively of amounts earned by Elmore Sand & Gravel, Inc. and Tuskegee Sand & Gravel, Inc. Tuskegee Sand & Gravel's present business is to lease equipment operations to Elmore Sand & Gravel. Production at the Elmore site has steadily increased by expanding the number of work shifts and by decreasing plant downtime. Elmore Sand & Gravel generated an average net income of $118,969 per month before taxes based on 1997 earnings. A new 2.3 million-dollar silica mining plant was placed in production in October 1997. Management expects the new processing plant to increase net income. Excellent margins assure sufficient earnings to sustain the ambitious growth program planned by the Company.

                                  Profit & Loss by Activity
                                 Year Ended December 31, 1997
                                   Mining           Non-Mining
                                  Activities        Activities

    Revenues...................   $4,015,837            -
    Cost of Sales..............    1,833,586            -
                                  ----------        ---------
       Gross Profit............    2,182,252            -
    Selling, General and
     Administrative Expenses...      503,482        1,277,209
     Interest Expense..........      251,143           32,094
     Investment Loss...........            -          100,024
                                  ----------        ---------
    Net Income.................    1,427,626       (1,409,327)
                                  ==========        =========

The Company incurred 1.4 million in non-mining activities. These costs include the research and development of the starch and gluten plant purchase, the charcoal briquette project, the Company's public registration, legal fees, startup costs, travel expenses, accounting fees and general management. The Company's officers and directors have agreed to let the Company accrue a portion of their salaries and of the 1.3 million in developmental cost, $503,607 is accrued salaries. The salaries will be paid once the starch and gluten plant is operational and generating a positive cash flows.

The Company believes that future cash flow from operations and the portion of net proceeds from this Offering used for general corporate purposes will be adequate to fund its operations for at least the next twelve months.

Results of Operations - Mining Subsidiaries
The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                    Year Ended December 31
                                   1997       1996      1995

    Revenues...................    100.0%    100.0%    100.0%
    Cost of Sales..............     45.7%     50.4%     59.3%
       Gross Profit............     54.3%     49.6%     40.7%
    Selling, General and
     Administrative Expenses...     12.5%     16.0%     15.1%
     Interest Expense..........      6.3%      3.3%      3.8%
    Net Income.................     35.5%     30.2%     21.8%

The mining subsidiaries have experienced in the past and will experience in the future quarterly variations in net sales and net income. Thus, operating results for any particular quarter are not necessarily indicative of results for any future period. Factors that have affected quarterly operating results include customer relationships and labor costs, product mix, the level of operating expenses, the condition of the mining industry, the economy in general and competitive considerations.

Most of the revenue in each quarter results from orders received in that quarter. In addition, the timing of individual orders and shipments, customer buying patterns, including potential seasonal considerations affect quarterly results. Although the sales are generally not seasonal, extreme weather conditions can affect the mining, shipment and demands for products. Because the expenses are relatively fixed in the short term, variations in the timing of sales could cause significant fluctuations in operating results from quarter to quarter and may result in lower earnings or cash flows for a given quarter than expected.

Revenues - Mining Subsidiaries

Revenues from the Mining Subsidiaries consist of gross sales of products less discounts, refunds and returns. Revenues increased 16% to $4 million during the 1997 from $3.5 million when compared to 1996. The on-going process of replacing aging equipment and the increase in product market price led to improved revenues. The 1997 purchase of four new tandem trucks further increased production and reduced maintenance expenses. Revenues increased 50.2% to $3.4 million in fiscal 1996 from $2.3 million in fiscal 1995. This increase was attributable to the continued effort to reach a broader customer base. Additionally, increased production and decreased equipment maintenance favorably impacted revenues. The total amount of rock and sand sold was 417,249 tons, 646,219 tons and 625,317 in 1995, 1996 and 1997 respectively. In 1996 the total tons sold represented a 64% increase in production from 1995.

Gross Profit Margin - Mining Subsidiaries

Cost of sales consists of mining labor cost plus equipment operation costs and overhead related to the mining operations. The gross profit margin (gross profit as a percentage of net sales) decreased to 45.7% 1997 from 50.4% when compared to 1996. The percentage difference between the gross profit margin in 1997 and 1996 was due to an increase in product price and a decrease in maintenance costs due to the company's continuing effort the improve efficiency by upgrading equipment and the recent start-up of a new processing plant in October 1997. In fiscal 1996 gross profit margin increased to 49.6% from 40.7% in fiscal 1995. This increase was due to the reduced maintenance costs and earlier investments in equipment that improved overall efficiency.

Selling, General and Administrative Expenses - Mining Subsidiaries

Increases in pricing 1997 contributed to reducing selling, general and administrative expenses as a percentage of net sales to 12.5% from 16.0% compared to 1996. Also contributing to this was the discontinued use of a commission sales company reducing sales cost by $85,000 and the reduction of administrative staff. Selling, general and administrative expenses as a percentage of net sales were 16% in fiscal 1996 and 15.1% in fiscal 1995. The lower percentage was primarily the result of the increase in customer-related services, management fees, and professional fees

Interest Expense - Mining Subsidiaries

During 1997 interest expense increased to 6.3% as a percentage of net sales from 3.3% in 1996. The Company increased its indebtedness to complete the construction of the new plant in 1997 and purchase additional related equipment resulting in an increased interest expense. Interest expense as a percentage of net sales decreased to 3.3% in fiscal 1996 from 3.8% in fiscal 1995. This lower percentage was primarily the result of net sales for fiscal 1996 increasing 50% from fiscal 1995. The interest expense decrease was partially offset by the increase in future investment in plant and equipment, including the continuing construction of a new plant, which began in the third quarter of 1996.

Liquidity and Capital Resources - Mining Subsidiaries

The mining subsidiaries have financed cash requirements through cash flows from operations along with both short and long-term borrowings. The Company has outstanding loans with interest rates at various spreads above the bank's cost of funds for financing equipment. These credit facilities are secured by various pieces of machinery. In September 1996, the Company obtained a $1,800,000 secured line of credit with a local bank at an interest rate of 9.75%. This line of credit was obtained to enable the mining subsidiaries to construct the new processing plant. In September 1997 the outstanding credit line was converted to a fixed rate installment note at 8.5% interest payable in equal payments of $33,707 over a 60-month term. As of December 31, 1997 this note has an outstanding balance of $1,576,254. The Company has various operating capital loans payable to Mr. Harvey at an interest rate of 8% per annum, due on demand. On July 31, 1997, Mr. Harvey converted $239,500 to common stock at a rate of $1 per share. As of December 31, 1997 these operating capital loans had an outstanding balance of $254,569.

The primary sources of financing have been cash from operations, bank borrowings and issuance of common stock. The capital needs have been to (i) fund working capital requirements, (ii) repay indebtedness, (iii) purchase property and equipment for expansion and (iv) fund research and development costs.
Cash flows from operations were approximately $2,752,580, $1,595,416, and $553,222 in fiscal 1997, 1996 and 1995 respectively. Cash flows in fiscal 1996 were primarily provided by operating income, increases in accounts payable and an increase in prepaid interest. For fiscal 1995, cash flows from operations were primarily provided by operating income and decreases in accounts receivable. For 1997, cash flows from operations were primarily provided by operating income, decrease in prepaid interest and accrued payroll.

Net cash was primarily used in investing activities for expenditures related to facilities and equipment and was $7,126,110, $1,781,166, and $551,919 in fiscal 1997, 1996, and 1995 respectively. In 1997 the Company made a $5,000,000 purchase for a starch and gluten facility. Also, $1,040,230 was related to the recent plant expansion at the Company's mining subsidiary. In fiscal 1998 the Company expects to make additional investments in plant expansion. Net cash provided (used) in financing activities was $4,387,957, $323,796, and ($229,415) in fiscal 1997, 1996 and 1995 respectively. The net cash used in financing activities in fiscal 1996 consisted of payments to outstanding debts and distributions to shareholders. Cash provided by financing activities in fiscal 1997 consisted primary of additions to long-term debt used in the acquisition of the starch and gluten facility. Also, the cash provided by financing activities in 1996 and 1997 includes additional long-term debt for the mining plant expansion.

ITEM 7. FINANCIAL STATEMENTS

                See Financial Statements starting with page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not Applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names of the executive officers and directors of the Company, their respective ages and positions with the Company are as follows:

beneficial
       Name                     Age  Position with the Company

       Bobby H. Harvey          61   Chairman of the Board & CEO
       Chester I. Wright III    38   Treasurer and Director
       W. Benjamin Wood         32   Secretary and Director
       David Parsons            51   Vice President and Director
       Ross G. Tucker           35   Vice President and Director
       Dennis Saunders          51   Vice President
       Rich Nutter              47   Vice President

All directors hold office until the next annual shareholders meeting of the Company or until their successors have been elected and qualified. Executive officers serve at the discretion of the board of directors. No director receives any compensation other than his or her salary as an employee of the Company.

Mr. Bobby Harvey                                    Chairman, CEO and President

Mr. Harvey currently serves as Chairman, CEO and President of Southern Ventures, Inc. Mr. Harvey also serves as the CEO and President of Elmore Sand & Gravel, Inc. and has served in this capacity from 1992 to date. Mr. Harvey has over 25 years of experience in the silica mining and trucking industries. Prior to acquiring Elmore Sand & Gravel, Inc., Mr. Harvey owned and operated Tuskegee Sand & Gravel, Inc. and was a major partner in Walt's Sand & Gravel, Inc. From 1972 to 1984, Mr. Harvey owned and operated Harvey Trucking, Inc. Mr. Harvey continues to provides consulting to other mining operations and is highly regarded in the silica mining industry for his expertise. Mr. Harvey also serves as the CEO/President and Director of Elmore Sand & Gravel, Inc. and Tuskegee Sand & Gravel, Inc.

Mr. Chester I. Wright III                                Treasurer and Director

Before joining the Company in 1997, Mr. Wright took on the responsibility of overseeing all operational and financial management of a real-estate office as a comptroller for ERA American Brokers, Inc. In this position he supervised over 40 people from 1989 to 1996. Mr. Wright's implementation of innovative programs and financial management after accepting the position of comptroller of the ERA office resulted in an increase in annual revenues from $35 million to over $50 million in just two years. Prior to his employment at ERA, Mr. Wright was a partner in Wright Services, Inc. where he implemented a program that tripled profits over a four year period. Mr. Wright has been an invited speaker at regional ERA conventions and has been published in the fields of real-estate transactions and tax accounting.

Mr. W. Benjamin Wood                                     Secretary and Director

Mr. Wood joined the Company from International Media Promotions, Inc. in 1996 where he was employed since 1994. Mr. Wood's previous experience at Home Box Office, Inc. and Manning, Selvage and Lee Public Relations required the organization of national marketing campaigns with multi-million dollar budgets. He successfully administered the proper execution and distribution of marketing funds, and was responsible for analyzing the campaign results to determine the effectiveness of both the funds spent and the tactics used in the various markets. Mr. Wood has already developed a corporate public relations and communications plan to introduce the Company to financial markets. Mr. Wood's education is in advertising and public relations with a B.A. in Public Relations granted by the University of Alabama. Mr. Wood also serves as CEO and Director of Southern Ventures, Inc. (Canada).

Mr. David Parsons           Vice President of Project Development and Director

As Manager of the Environmental Assessment Branch of the B.C. Ministry of Environment, Lands and Parks from 1981 to 1996, Mr. Parsons was responsible for supervising several senior staff members in the environmental assessment of major industrial, mining and energy projects. Mr. Parsons has 18 years of experience working for the Ministry of Environment and has participated in writing environmental legislation such as the Environmental Assessment Act. Throughout his career, Mr. Parsons has been responsible for coordinating hundreds of environmental impact assessments. Mr. Parsons received a M.Sc. in Soil Science and Land Use Planning from the University of British Columbia as well as a Diploma in Elementary Education and a B.Sc. in Agriculture. Mr. Parsons also serves as President and Director of Riverside Carbon Products, Inc.

Mr. Ross Tucker                                     Vice President and Director

Mr. Tucker's previous experience as President of Chesapeake Capital Corp. from 1993 to 1996 has given him a great deal of experience in providing management for corporate operations. As Production Manager and Supervisor for companies such as Exact, Inc. and Bill Rivers Corp., Mr. Tucker was responsible for the supervision of 30 shop and design personnel, and developed and implemented a production line for the manufacturer of freezer storage units for Winn Dixie Food Products Co. Over the last 16 years, Mr. Tucker has been involved in almost every aspect of the fabrication industry from heavy I-beam construction and high pressure thermal processing equipment fabrication to precision sheet metal work and the fabrication of special alloy parts for the stealth fighter. Mr. Tucker has received over 10 certifications including governmental welding certifications, Statistical Processes Control and Instrumentation (SPCI), and project management.

Mr. Dennis Saunders                                     Vice President of Sales

Mr. Saunders previous position as general manager for Heartland Wheat Growers (Farmland Industries) from 1994 to 1996 required the supervision of all operational management of the company including sales, financial, operations, warehousing, and distribution. Mr. Saunders was also responsible for managing the construction of a $30 million wheat starch and gluten plant, and managed the supervision of 55 employees. As a national sales manager for ADM from 1992 to 1994, Mr. Saunders was responsible for wheat and cornstarch product sales throughout North America. Overall, Mr. Saunders has 30 years of experience in the food products industry. Mr. Saunders is a member of several professional associations and has been published in the TAPPI Journal. Mr. Saunders also serves as President of Riverside Grain Products, Inc.

Mr. Rich Nutter                                 Vice President of Manufacturing

Mr. Nutter has an extensive management background in wheat processing operations, warehousing and distribution. From 1994 to 1998, Mr. Nutter served as Plant Manager for Heartland Wheat Growers (Farmland Industries) where he directly managed 55 employees. Prior to 1994, Mr. Nutter was responsible for the quality control and production of wheat processing for 14 years for Ogilvie Mills. Mr. Nutter received a Bachelor of Science, Food Science in 1972 from the University of Missouri. Mr. Nutter is a member of the American Association of Cereal Chemists.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth a summary of all compensation to be paid by the Company for fiscal 1997 to the Company's executive officers whose total annual salary and bonus for such year exceeds $100,000 (together, the "Named Executive Officers").

Summary Compensation Table

   Name              Position with the Company              Compensation
                                                          Salary       Bonus
   Bobby H. Harvey   Chairman of the Board & CEO         260,000        --

The Company does not have any long-term incentive or defined benefit pension plans.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below identifies the control positions of the directors and officers of the Company and individuals (or organizations) that are known to hold more than 5% of the common shares as of February 1, 1998, after giving effect to sale of Common Shares offered hereby. All shares are owned directly. The officers and directors as a group own 22,946,000 shares. Upon completion of the Company's IPO Offering, the officers and directors as a group will beneficially own 12,946,000 shares, representing a total of 59.1% of the total outstanding shares of the Company.

Name and Address of Beneficial     Amount of  Class of  percent of   percent
of
         Owner(1)                    Shares  Shares   Class prior  Class after
                                 Controlled           to Offering     Offering

Bobby Harvey(2)                 10,000,000   Preferred      100.0         0.0
Bobby Harvey                     9,841,000   Common          47.1        44.9
Chester I. Wright III              475,000   Common           2.3         2.2
David Tucker                       725,000   Common           3.5         3.3
David Herr                         475,000   Common           2.3         2.2
Elaine Knapp                       475,000   Common           2.3         2.2
Ross Tucker                        475,000   Common           2.3         2.2
Benjamin W. Wood                   475,000   Common           2.3         2.2
David Parsons                      380,000   Common           1.8         1.7
Dennis Saunders                    100,000   Common           0.5         0.5
National Synfuels, Inc.(3)       4,750,000   Common          22.7        21.7
Archer Daniels Midland(4)        1,960,000   Common           9.4         9.0
Other Shareholders                 766,400   Common           3.7         3.5
Previous Shareholders           20,897,400   Common         100.0        95.4
New Investors                    1,000,000   Common                       4.6

Total Voting Shares             21,897,400                              100.0

(1) Address of beneficial owners is PO Box 33452, NV 89133.
(2) All of the preferred shares will be retired upon consummation of the Offering.
(3) National Synfuels, Inc. is currently controlled by Mr. Gordon Tucker. See "Interest of Management in Material Contracts."
(4) It should be noted that the Company has failed to achieve listing status by January 16, 1998 as required by the purchase agreement entered into with ADM, and the shares reserved to satisfy the $2,000,000 note by be canceled and the note made due and payable at ADM's option. This would change both the dilution listed above and the total debt of the Company.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 1, 1997 the Company acquired from Mr. Gordon Tucker and Mr. Bobby Harvey certain assets in the amount of $439,860.37; an unsecured note was made payable jointly to Mr. Tucker and Mr. Harvey at a rate of interest of 8%. Those assets included: automobiles, computers, office equipment and supplies, shop equipment and supplies, leasehold improvements, real property purchase option and, interest in projects that were in the process of being developed.

The Company obtained cash and issued various notes payable to Mr. Harvey with outstanding balances through December 1997 of $249,733. These notes are due on demand and carry an 8% interest.

On February 4, 1997 the shareholders of the Company entered into an agreement with Mr. Bobby Harvey to participate in an IRS Code Section 368(a)(1)(B) reorganization, in which Southern Ventures, Inc. obtained 100% ownership of the Elmore in exchange for ten million (10,000,000) shares of voting preferred stock of Southern Ventures, Inc. As a result of this transaction, Mr. Harvey has been elected Chairman of the Board of Directors and CEO of the Company. On October 22, 1997 the transaction was consummated between Mr. Harvey and Southern Ventures, Inc. The Preferred Shares earn a dividend of 80% of the net cash flow of Elmore and have full voting rights with the Common Shares. See "Description of Securities." There is a call provision on the shares for $0.50 per share. However, there is no put provision on the Preferred Shares, and the Company has no obligation to repurchase these shares.

On February 7, 1997 the Company entered into a royalty agreement with National Synfuels, Inc. whereby the Company has the sole and exclusive right to use technology which is patented under U.S. Patent # 4,385,905 (System and Method for Gasification of Solid Carbonaceous Fuels) issued by the U.S. Patent Office on May 31, 1983, in exchange for a royalty of two ($2.00) dollars per dry ton of wood processed into charcoal or fuels. This agreement includes the right of the Company to sublicense this technology. No royalties are owed or have been paid to date.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3.(i)      (1)  Articles of Incorporation
3.(ii)     (1)  Corporate Bylaws
5.         (1)  Opinion Regarding Legality
10.(i)     (1)  ADM Definitive Agreement - Purchase Agreement between ADM
                  AGRI-INDUSTRIES, LTD. and Riverside Grain Products, Inc. Dated November 11, 1997
10.(i)(a)       Amendment Between ADM AGRI-INDUSTRIES, LTD. and Riverside Grain
                  Products, Inc. Dated May 22, 1998
10.(ii)    (1)  License Agreement with Carbon Products Industries, Inc. Dated
                  January 2, 1997
10.(iii)   (1)  License Agreement with National SynFuels, Inc
10.(iv)    (1)  Northwood Woodwaste Agreement Dated May 2, 1997
10.(v)     (1)  HFP Woodwaste Agreement Dated May 2, 1997
10.(vi)    (1)  Property Leases
10.(vii)   (1)  Receipt of Exchange Dated October 22, 1997
10.(viii)       Employment Agreement Between the Company and Richard Nutter,
                 Dated May 6, 1998.
21.        (1)  List of Subsidiary Companies
23.        (1)  Consent from Auditor
27.(i)     (1)  Financial Data Schedule as of September 31, 1997
27.(ii)         Financial Data Schedule as of December 31, 1997
99.(i)     (1)  Permit PA14845
99.(ii)    (1)  Permit PA14846
99.3       (1)  Permit PE14859
99.4       (1)  Permit PE14860
99.5       (1)  Letter from Heartland
99.6       (1)  Mine Reserve Survey
99.7       (1)  Subscription Agreement
99.8       (1)  Letter from Auditor
99.9       (1)  Notes payable

(b)     Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended January 31, 1998.

(1) Filed as an Exhibit to the registrant's Registration Statement on Form SB-2, filed on October 23, 1997 (File No. 333-40621).

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

                                                                Page
                                                                ----

  Report of Independent Public Accountants                      F-2
  Consolidated Statement of Financial Position                  F-3
  Consolidated Statements of Operations                         F-4
  Consolidated Statement of Cash Flows                          F-5
  Consolidated Statement of Shareholder's Equity                F-6
  Notes to Financial Statements                                 F-7

                     SOUTHERN VENTURES, INC. AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 1997, 1996, AND 1995
                                      WITH
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                  Report of Independent Public Accountants
                  ----------------------------------------

                                    - F-1 -

Southern Ventures, Inc. and Subsidiaries

Report of Arthur J. Odle, CPA PC, Independent Auditors


To The Board of Directors
Southern Ventures, Inc.
Cottondale, Alabama


We have audited the accompanying consolidated balance sheets of Southern Ventures, Inc. and subsidiaries as of December 31, 1997, 1996, and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Ventures, Inc. and subsidiaries as of December 31, 1997, 1996, and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


"Arthur J. Odle"
Arthur J. Odle, CPA PC

Montgomery, Alabama

June 30, 1998
                                     - F-2 -

                       Southern Ventures, Inc. and Subsidiaries
                    Consolidated Statement of Financial Position
                                      December 31,
                                         1997         1996           1995
Assets

Current assets:
   Cash and cash equivalents........  $  181,685    $  167,258    $   29,212
   Accounts receivable..............     543,589       553,062       580,252
   Inventory (Note 1)...............     465,018       405,837       416,087
   Other assets.....................      55,097       227,246        92,007
                                       ---------     ---------     ---------
     Total current Assets...........   1,245,389     1,126,158     1,025,551

Intangible assets (Note 1, 2).......     102,667        18,563        50,738
Notes receivable (Note 4, 7)........     124,469             -             -
Property, plant and equipment
  (Note 3, 11)......................  10,015,074     3,428,491     1,951,139
                                       ---------     ---------     ---------
     Total assets................... $11,487,598    $4,800,457    $3,119,435
                                      ==========     =========     =========

   Liabilities and Shareholders Equity
Current liabilities:
   Accounts payable.................     151,847       410,677        93,309
   Accrued compensation.............     503,608             -             -
   Payroll liabilities..............      78,396        42,289        19,378
   Current portion of
     long-term debt.................     612,946       737,001       478,211
   Dividend payable -
     preferred stock................      75,000             -             -
   Notes payable (Note 4, 11).......   2,000,000             -        25,598
                                       ---------     ---------     ---------
    Total current liabilities.......   3,421,797     1,189,967       616,496

Long-term liabilities,
  excluding current portion (Note 5).  6,178,922     1,502,387       670,035
                                       ---------     ---------     ---------
     Total liabilities..............   9,600,718     2,692,354     1,286,531

Shareholder's equity:
   Common stock, $.001 par value;
     40,0000 shares authorized,
     issued and outstanding
     18,937,400 shares in 1997.
     (Note 6,9).....................      18,937        51,000        51,000
   Preferred stock, $.001 par value;
     10,000,000 shares authorized
     issued and outstanding
     10,000,000 shares in 1997.
     (Note 6, 9)....................      10,000             -             -
   Additional paid-in capital.......     540,501             -             -
   Retained earnings................   1,417,442     2,057,103     1,781,904
   Shareholder's receivable.........    (100,000)            -             -
                                       ---------     ---------     ---------
     Total shareholder's
     equity.........................   1,886,879     2,108,103     1,832,904
                                       ---------     ---------     ---------
      Total liabilities and
      shareholder's equity.......... $11,487,598    $4,800,457    $3,119,435
                                       =========     =========     =========

The accompanying notes to consolidated financial statement are an integral part of this statement.
                                    - F-3 -

                     Southern Ventures, Inc. and Subsidiaries
                        Consolidated Statement of Operations
                                Year ended December 31
                                         1997          1996          1995

Revenues...................          $4,015,837    $3,453,797    $2,299,586
Cost of sales..............           1,833,586     1,742,042     1,363,990
                                      ---------     ---------     ---------
   Gross profit............           2,182,252     1,711,755       935,596
Selling, general and
admin. expenses............           1,780,691       554,001       347,560
Interest expense...........             283,238       115,209        87,057
Other expense (Note 7).....             100,024             -             -
                                      ---------     ---------     ---------
   Net income (Note 8).....          $   18,300    $1,042,545    $  500,978
                                      =========     =========     =========
Net Income per
  common share (Note 6)....          $     0.00    $    0.020    $    0.010
                                      =========     =========     =========

Common shares outstanding
  (Note 6).................          18,937,400    51,000,000    51,000,000
                                     ==========    ==========    ==========

The accompanying notes to consolidated financial statement are an integral part of this statement.


                      Southern Ventures, Inc. and Subsidiaries
                          Consolidated Statement of Cash Flows
                                   Year ended December 31
                                             1997         1996         1995

Cash provided (used) by operations:
   Net income......................    $   18,300   $1,042,545   $  500,978
   Income charges (credit)
   not affecting cash:
     Depreciation & Depletion......       429,527      303,815      271,354
     Amortization..................        25,896       32,175       27,225
   Changes in certain
     working capital components:
     Decrease (increase)
       in inventory................       (59,181)      10,250       10,250
     Decrease (increase) in
       accounts receivable.........         9,473       27,190     (158,789)
     Decrease (increase) in
       prepaid interest............       216,513     (130,546)     (50,977)
     Decrease (increase) in
       other current assets........      (168,832)      (4,694)      (2,877)
     Increase (decrease) in
       accrued payroll.............       503,608            -            -
     Increase (decrease) in
       accounts payable,
       notes payable and
       accrued liabilities.........     1,777,277      314,681       43,942
                                        ---------     --------     --------
Cash provided by operations........     2,752,580    1,595,416      553,222

Cash provided (used) by
investing activities:
   Additions to
     intangible assets.............      (110,000)           -            -
   Additions to property,
     plant and equipment...........    (7,024,424)  (1,818,666)    (601,540)
   Disposals of property,
     plant and equipment...........         8,314       37,500       49,621
                                        ---------    ---------     --------
Cash used by
investing activities...............    (7,126,110)  (1,781,166)    (551,919)

Cash provided by
financing activities:
   Additions in
     long-term debt................     5,592,318    1,599,805      479,384
   Reductions in
     long-term debt................    (1,039,838)    (503,663)    (444,643)
   Proceeds from
     issuance of stock.............       418,438            -            -
   Distributions
     to shareholders...............      (582,961)    (767,346)    (264,156)
                                         ---------    ---------     --------
Cash provided by
financing activities...............    4,387,957       323,796     (229,415)

Net increase (decrease)
   in cash.........................       14,426       138,046     (228,111)
Cash at the beginning
   of the period...................      167,258        29,212      257,324
                                       ---------     ---------     --------
Cash at the end
   of the period...................   $  181,685    $  167,258   $   29,212
                                       =========     =========     ========


The accompanying notes to consolidated financial statement are an integral part of this statement.

                  Southern Ventures, Inc. and Subsidiaries
               Consolidated Statement of Shareholder's Equity

                                                         Retained
                                   Shares      Amount    Earnings        Total

Balance at December 31, 1994...... 51,000,000 $51,000  $ 1,545,082 $ 1,596,082

   Net Income.....................                         500,978
   Distributions to shareholders..                        (264,156)

Balance at December 31, 1995...... 51,000,000 $51,000  $ 1,781,904 $ 1,832,904

   Net Income.....................                       1,042,545
   Distributions to shareholders..                        (767,346)

Balance at December 31, 1996...... 51,000,000 $51,000  $ 2,057,103 $ 2,108,103

   Net Income.....................                          18,300
   Distributions to shareholders..                        (582,961)
   Preferred stock dividend.......                         (75,000)
   Additional paid-in capital.....            540,501
   Common stock................... 18,937,400 (32,063)
   Preferred stock................ 10,000,000  10,000
   Shareholder receivable.........           (100,000)

Balance at December 31, 1997......           $469,438  $ 1,417,442 $ 1,886,880

The accompanying notes to consolidated financial statement are an integral part of this statement.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant accounting policies

Organization and Description of Business:

These financial statements reflect the financial position and results of operations of the Parent Company and its subsidiaries on a consolidated basis, which reflects the Company's current organizational structure.

Entity                                        Nature of Business

Parent Company:
Southern Ventures, Inc.           Provides direct management, marketing, and
                                  research and development for its
                                  subsidiaries.

Wholly Owned Subsidiaries:
Southern Ventures, Inc. (Canada)  Central holding company for Canadian operations.  Parent to Riverside Carbon
                                  Products, Inc. and Riverside Grain Products,
                                  Inc.
Riverside Carbon Products, Inc.   Developing a Canadian charcoal briquette
                                  project.
Riverside Grain Products, Inc.    Developing a Canadian starch and gluten
                                  manufacturing project.  Recently acquired a
                                  plant in Thunder Bay, Canada.
Elmore Sand & Gravel, Inc.        Open pit mining of high-grade
                                  silica rock and sand.
Tuskegee Sand & Gravel, Inc.      Provides equipment and labor
                                  for Elmore Sand & Gravel, Inc. mining
                                  activities.

Fiscal Year:

The Company's fiscal year is a calendar year.

Basis of consolidation:

On October 22, 1997 the Company acquired all of the outstanding shares of common stock of Elmore Sand & Gravel, Inc. and Tuskegee Sand & Gravel, Inc. in exchange for 10,000,000 shares of the Company's preferred stock. In accordance to APB 16 "Accounting for Business Combinations", this transaction qualifies as a reverse acquisition. The Registrant's historical financial statements will be those of Tuskegee Sand & Gravel, Inc. and Elmore Sand & Gravel, Inc. and the accounts of Southern Ventures, Inc. will be reflected in the consolidated financial statements form the 10/22/97 date of the acquisition. The purchase price of $5,000,000 was determined based upon the estimated fair market values at the date of acquisition of the assets purchased and the liabilities assumed

The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated statements include Southern Ventures, Inc. and its wholly owned subsidiaries. Inter-company transactions have been removed for consolidation purposes.

Property, Plant and Equipment:

Property, plant and equipment are recorded at cost. Depreciation for financial reporting purposes is determined on a straight-line basis, based upon an estimated useful life ranging from three to fifteen years.

Inventory:

Inventories are stated at the lower of cost or market, determined by using the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method were used inventory amounts would be $403,909, $314,917, $318,076 and for the years ending 1997, 1996 and 1995 respectively.

Intangible Assets:

Goodwill of $148,500 represents amounts relating to assets acquired in excess of value when Elmore Sand and Gravel Inc. was acquired in 1992 and as of September 30, 1997 has been fully amortized.

The remaining intangible assets consist of various projects purchased by the Company. These project development assets were purchased at historical cost from Mr. Harvey and Mr. Tucker in January 1997. The amounts represent actual project costs incurred by a third party. These projects were acquired by Mr. Tucker and Mr. Harvey and sold to the Company at cost. Amortization for financial reporting purposes is determined on a straight-line basis, based upon an estimated useful life of fifteen years.

Income Taxes:

Income taxes are recorded in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. This statement requires the recognition of deferred tax assets and liabilities to reflect future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event future consequences of differences between financial reporting basis and tax basis of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, a full valuation allowance has been applied against the deferred tax assets at December 31, 1996.

Net Income per Common Share:

Net income per common share has been computed by dividing the net income by the number of common shares outstanding during the period (See Note 6 - Stock).

Recognition of revenue:

Revenue recognized FOB Plant.

Lease and Royalty Commitments:

The leases obligate the Company to pay royalties, maintenance and reclamation costs. There are approximately two thousand acres currently under long-term leases.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Research and Development Costs:

Research and developments costs are charged to expenses as incurred.

Note 2.  Intangible assets

Intangible assets includes the following:

 Canadian Charcoal Briquette Project              90,000
 Firebrick Project                                 5,000
 Canadian Starch and Gluten Project               15,000
 Accumulated Amortization                         (7,333)
                                                --------
 Total Intangible Assets                       $ 102,667
                                                ========

Note 3 - Property, Plant and equipment:

Property, plant and equipment includes the following:

  December 31                    1997         1996          1995

 Leasehold..............   $   79,722   $    8,975    $    5,725
 Mining Equipment.......      676,642      646,642       603,340
 New Plant..............    2,329,087      933,406       110,066
 Office Equipment.......       60,623       23,787        20,543
 Railroad...............      143,500      143,500       143,500
 Rolling Stock..........    2,805,975    2,584,905     1,694,883
 Service Vehicle........      173,207      167,521       112,013
 Shop Equipment.........       37,832       27,570        27,570
 Starch Plant...........    5,056,494           --            --
 Trailer................       64,810       55,476        55,476
 Land...................      436,390      256,390       293,890
                           ----------    ---------     ---------
                           11,864,283    4,848,173     3,067,007
 Accumulated Depreciation
   and Depletion            1,849,209    1,419,682     1,115,867
                           ----------    ---------     ---------
                          $10,015,074   $3,428,491    $1,951,139
                           ==========    =========     =========

Rolling stock is machinery and equipment that can move its self to and from different locations as required. Rolling stock includes backhoes, bulldozers, dump trucks and tandem trucks


Note 4.  Related party transactions

Notes Payable - Shareholders

On January 1, 1997 the Company acquired from Mr. Gordon Tucker and Mr. Bobby Harvey certain assets in the amount of $ 439,860.37; an unsecured note was made payable jointly to Mr. Tucker and Mr. Harvey at a rate of interest of 8% per annum, due on demand no sooner than December 31, 1998. The Company has agreed to pay recurring debts estimated to be $ 30,000 per year to the benefit of Mr. Tucker and Mr. Harvey. As of December 31, 1997 this note has an outstanding balance of $402,625

The Company has various operating capital loans payable to Mr. Harvey at an interest rate of 8% per annum, due on demand. On July 31, 1997, Mr. Harvey converted $239,500 to common stock at a rate of $1 per share. As of December 31,1997 these operating capital loans had an outstanding balance of $254,569.

Notes Receivable - Shareholders

A note receivable from Mr. David Herr, president of Carbon Products Industries, Inc., was acquired on January 1, 1997 from Mr. Tucker and Mr. Harvey. This note was for the payment of licensing agreement given to Carbon Products Industries, Inc. (see Note 7. - Commitments and Contingencies) and carries an interest rate of 8% per annum. As of December 31,1997 this note has an outstanding balance of $14,000.

The Company received a $100,000 promissory note with an interest rate of 6.8% per annum from Vice President of Sales, Dennis Saunders, for 100,000 shares of Company stock. The entire principal plus any accrued interest shall be repaid on or before September 1, 2002.

Note 5 - Long Term Debt

The Company has outstanding loans at interest rates at various spreads above the banks' cost of funds for financing equipment. These credit facilities are secured by various pieces of the Company's machinery.

In September 1996, the Company obtained a $1,800,000 secured line of credit with a local bank at a rate of interest of 9.75%. In October 1997 this line of credit was converted to an 8.5% fixed rate loan. Through December 1997, this loan consists of a total outstanding balance of $1,576,255.


The Company made a 25% down payment toward the purchase of land owned by Northwood Pulp and Timber Limited with a remaining balance of $162,000 payable on closing. In management's opinion this is a binding agreement on both parties and new long-term financing will be obtained to secure this property. The original closing date has lapsed and a new closing date has been set for on or before February 13, 1998.

Note 6 - Stock

Common Stock

The Company is authorized to issue 40,000,000 Common Shares with a par value of $0.001, of which 18,937,400are issued and outstanding. The number of outstanding common shares for 1996 and 1995 has been adjusted on a pro forma basis to reflect the same par value as the 1997 shares. For calculating the earnings per share on the Consolidated Statement of Financial Position for the years ended 1995 and 1996 an aggregated number of 51,000,000 shares with a par value of $0.001 is used. This consists of Elmore Sand & Gravel, Inc. outstanding stock of 1,000 shares at $1.00 par. value and Tuskegee Sand & Gravel, Inc. outstanding stock of 500 shares at $100.00 par value (see Note 9 - Acquisition of Subsidiaries).

Preferred Stock

Bobby Harvey is the sole owner of the Company's Preferred Stock $0.001 par value per share. These shares have full voting rights and cumulative dividend of $.045 per share or 80% of the combined net income of Elmore Sand & Gravel, Inc. and Tuskegee Sand & Gravel, Inc. whichever is greater. The shares may be redeemed by the Company for $.50 per share.

The preferred stock has the following preferences:
- The shares have full voting rights with the Common Shares of Southern Ventures, Inc.
- The dividends to be paid will be equal to 80% of the net earnings from the mining operations owned by Southern Ventures, Inc. or 9% whichever is greater.
-  All dividends will be cumulative and non-participating.
- The shares may be redeemed by Southern Ventures, Inc. for the sum of $5,000,000.


Note 7. - Commitments and Contingencies

The Company entered into a royalty agreement with National Synfuels, Inc. whereby the Company has the sole and exclusive right to use technology patented under U.S. Patent # 4,385,905 (System and Method for Gasification of Solid Carbonaceous Fuels) and issued by the U.S. Patent Office on May 31, 1983. The royalty is two dollars ($2.00) per dry ton of wood processed into charcoal or fuels. This agreement includes the right of the Company to sublicense this technology. As part of this agreement the Company obtained from Mr. Tucker and Mr. Harvey a contract licensing this technology to Carbon Products Industries, Inc. This contract was reissued as a sublicense allowing Carbon Products Industries, Inc. to use certain technology to convert wood waste into activated carbon. Carbon Products Industries, Inc. will pay the Company a royalty of four dollars ($4.00) per dry ton (of which the Company will pay National Synfuels $2.00 per dry ton) of material processed using the Company's technology.

Various loans totaling $200,314, as of December 31, 1997 have been made to Carbon Products Industries, Inc. The notes are payable on demand at an interest rate of 8% per annum. The notes are secured by a thermal process unit, which is in the possession of the Company at its Alabama location. A non-operating investment loss has been expensed to reflect management's opinion as to the collectable value of these loans.

Note 8.  Income Taxes

The consolidated statements include Southern Ventures, Inc. and its subsidiaries. All inter-company transactions were eliminated for consolidation purposes. Prior to November 1997 the company's subsidiaries Elmore Sand & Gravel, Inc. and Tuskegee Sand & Gravel, Inc. had elected Chapter S of the Internal Revenue Code for income tax reporting. Provisions made for Federal and State income taxes are reflected on a pro forma basis as if the acquisition of these subsidiaries had occurred at the beginning of the year. On a pro forma basis no income tax liability would have been incurred.

Since the Company has incurred only losses prior to its acquisition of Elmore Sand & Gravel, Inc. and Tuskegee Sand & Gravel, Inc. and due to the degree of uncertainty related to the use of the loss, the Company has fully reserved this benefit. At October 31, 1997 the Company had a tax net operating loss of approximately $ 1,109,704 available to offset federal and state taxable income. In accordance with Section 382 of the Internal Revenue Code, the use of the above loss may be subject to annual limitations based upon ownership changes of the Company's stock which have occurred.

Note 9 - Acquisition of Subsidiaries

On October 22, 1997 the Company acquired from Mr. Bobby Harvey 100% ownership of Elmore Sand & Gravel, Inc. and Tuskegee Sand & Gravel, Inc. in exchange for ten million (10,000,000) shares of the Company's voting preferred stock. It was agreed by both parties that for the purpose of accounting and preferred dividend recognition the effective date of the exchange would be November 1, 1997.

Note 10 - Other income / expense

Included in other expense for the year ended December 31, 1997 is an $100,167 investment loss for a bad debt allowance due to the degree of uncertainty related to the note receivable due from Carbon Products Industries, Inc (see
Note 7. - Commitments and Contingencies). During fiscal year 1997 the Company had a net exchange rate gain of $143.

Note 11 - Subsequent Activities

In April 1998, the purchase of land owned by Northwood Pulp and Timber Limited (see Note 7. - Commitments and Contingencies) was terminated and the Company received a full refund of its down payment.

The $2,000,000 current note payable and $3,000,000 long-term note payable to Archer Daniels Midland, Inc. were renegotiated and no payments are due until December 1997.


 SIGNATURES

    In accordance with the requirements of Sections 13 or 15(d) of the Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  "Registrant"

                                  Southern Ventures, Inc.



Dated June 30, 1998                By: /s/ Bobby H. Harvey
                                      ------------------------------------
                                      Bobby H. Harvey, Chief Executive Officer


   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  /s/ Bobby H. Harvey             Chief Executive Officer         June 30, 1998
- ------------------------        President and Director
Bobby H. Harvey


  /s/ Chester I. Wright III      Chief Financial Officer          June 30, 1998
- -------------------------      Treasurer and Director
Chester I. Wright III


/s/ William B. Wood              Secretary, Vice President        June 30, 1998
- ------------------------       and Director
William B. Wood


   Supplemental Information To Be Furnished With Reports Filed Pursuant to
Section 15(d) Of The Securities Exchange Act Of 1934, As Amended, By Non-Reporting Issuers.


  (c)  No annual report or proxy material has been sent to security holders.