Form 10QSB
period 1998-06-30
SOUTHERN VENTURES INC
filed 1998-08-17
CIK 1049242

                                 United States

                       Securities and Exchange Commission

                            Washington, D.C.  20549

                                  FORM 10-QSB

                                   (MARK ONE)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1998
                                       or
[   ] Transition Report Pursuant to Section 13 of 15(d) of the Securities
Exchange Act of 1934 For the Transition Period
From ____________ to ______________

                       Commission File number  333-40621

============================================================================

                           SOUTHERN VENTURES, INC.

             (Exact name of Registrant as specified in its charter)

      NEVADA                                                 63-1185800
(State of Incorporation)                                  (I.R.S. Employer
                                                          Identification No.)

                             1322 Maron Spillway Rd.
                              Elmore, AL  36025
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

                               Yes X              No

As of June 30, 1998 there were 18,937,000 shares of Common Stock outstanding.

         INDEX
         -----

PART I.  FINANCIAL INFORMATION (unaudited)

         Item 1.  Balance Sheet as of June 30, 1998

                  Statements of Operations for the three-month periods ended June 30, 1998 and 1997

                  Statements of Cash Flows for the six-month periods ended June 30, 1998 and 1997

                  Notes to the Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

         Item 1 - Item 6.

PART I.  FINANCIAL INFORMATION (unaudited)

     Item 1. Financial Statements:

                         Southern Ventures and Subsidiaries
                           CONSOLIDATED BALANCE SHEET

                                                       June 30,
                                                         1998
                                                      -----------
                                                      (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                         $   302,898
    Accounts receivable                                   706,199
    Inventories                                           565,232
    Other current assets                                  101,627
                                                      -----------
Total current assets                                    1,675,957

Intangible assets                                          99,000
Notes receivable                                          110,469
Property and equipment, net                             9,816,359
                                                      -----------
Total assets                                          $11,701,784
                                                      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                   $   171,662
   Accrued compensation and liabilities                   829,007
   Dividend payable - preferred stock                      75,000
   Current portion of notes payable                     2,598,927
                                                      -----------
Total current liabilities                               3,674,596
Long-term liabilities excluding current portion         5,869,885
                                                      -----------
Total liabilities                                       9,544,481

Shareholders' equity:
   Common stock                                            18,937
   Preferred stock                                         10,000
   Additional paid-in capital                             540,501
   Retained earnings                                    1,687,866
   Shareholder receivable                                (100,000)
                                                      -----------
Total shareholders' equity                              2,157,304
                                                      -----------
 Total liabilities and shareholders' equity          $ 11,701,784
                                                      ===========

See accompanying notes to unaudited financial statements

                       Southern Ventures and Subsidiaries
                            STATEMENTS OF OPERATIONS

                                            Three-Month Periods
                                                Ended June 30,
                                            1998                     1997
                                  -------------------       ------------------
                                      (Unaudited)                 (Unaudited)
Product sales                         $1,157,301                $ 1,040,392
Cost of sales                            435,764                    344,445
                                  ----------------          ------------------
Gross profit                             721,536                    695,947

Operating expenses:
Selling, general and administrative      325,188                    206,486
Interest Expense, net                     72,589                     65,674
Provision for income tax                 129,504                    169,515
                                   ----------------         ------------------
Net income                               194,256                    254,272
                                  =================         ==================

Basic and diluted net per share           $(0.01)                    $(0.01)
                                  =================         ==================

Shares outstanding                    18,937,000                 18,937,000
                                  =================         ==================

See accompanying notes to unaudited financial statements

                     Southern Ventures and Subsidiaries
                    Consolidated Statement of Cash Flows
                                                            June 30
                                                       1998           1997
                                                   -----------    ----------
Net income                                           308,220        532,125
Income charges (credit) not affecting cash:
Depreciation & Depletion                             294,648        196,112
Amortization                                           3,667         14,850
Changes in certain working capital components:
Decrease (increase) in inventory                    (100,214)           -
Decrease (increase) in accounts receivable          (162,610)       (88,193)
Decrease (increase) in other current assets          (46,530)       (29,728)
Increase (decrease) in accrued payroll               262,076            -
Increase (decrease) in accounts payable
    notes payable and accrued liabilities              1,700       (195,352)

Cash provided by operations                          560,956        766,859

Cash Provided (Used) by Investing Activities
Additions to property, plant and equipment          (335,933)    (1,200,178)
Disposals of property, plant and equipment           240,032            -
Cash used by investing activities                    (95,901)    (1,200,178)

Cash Provided by Financing Activities
Additions in long-term debt                          316,356        850,991
Reductions in long-term debt                        (660,198)      (138,149)
Distributions to shareholders                           -          (325,590)
Cash provided by financing activities               (343,842)       387,252

Net increase (decrease) in cash                      121,214        (46,066)
Cash at beginning of year                            181,685        167,258
Cash at end of peroid                                302,898        121,192

See accompanying notes to unaudited financial statements

Southern Ventures,Inc.

NOTES TO THE FINANCIAL STATEMENTS, (UNAUDITED)

     1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Southern Ventures, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction for Form 10-QSB Item 310b and Article 10 of regulation S-X. The balance sheet as of June 30, 1998, and the statements of operations for the three month periods ended June 30, 1998 and 1997 and the statements of cash flows for the six-month period ended June 30, 1998 and 1997 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission

     Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

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

     5.   CONSOLIDATION

    On June 30, 1998, the Company's mining subsidiaries, Elmore Sand & Gravel, Inc. and Tuskegee Sand & Gravel, Inc., where merged together to form a single corporate entity. Elmore Sand & Gravel, Inc. was the surviving corporation.

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

RESULTS OF OPERATIONS
    The following table sets forth, as a percentage of net sales, certain items included in the Company's Income Statements for the periods indicated:

                                                 Quarter ended June 30,
                                                  1997           1996
                                                  ----           ----
Statements of Income Data:
         Net sales.........................      100.0%         100.0%
         Cost of sales.....................       37.7           33.1
         Gross profit......................       62.3           66.9
         Operating expenses................       28.1           19.8
         Income from operations............       34.2           47.0
         Other income (expense)............       (6.3)          (6.3)
         Income before income taxes........       28.0           40.7
         Provision for income taxes........       11.2           16.3
         Net income.........................      16.8           24.4

Quarter Ended June 30, 1996 Compared to Quarter Ended June 30, 1997

     Revenue consists of gross revenue less product returns. In the three months ended June 30, 1998, substantially all of the Company's revenue was derived from the sale of its subsidiary, Elmore Sand & Gravel, Inc. products. Revenue for the three months ended June 30, 1998 increased to $1,157,301 from $1,040,392 for the three months ended June 30, 1997. Revenue was up from the previous year due to a increase demand from local contractors. The management believes that this demand was cause by the usual weather conditions which impacted the local area during the winter months. Weather has not been a significant factor in prior years and management does not anticipate similar conditions in the future. In addition, current shortage of railcars has affect out of area sells. The company has development additional means of transportation.


     Cost of sales consists primarily of the cost to manufacture the Company's products. Cost of sales increased to $435,764 in the three months ended June 30, 1998 from $344,446 for the three months ended June 30, 1997. This difference was the result of lower than normal maintenance costs during the 2nd quarter of 1997, which was the result of higher than normal maintenance costs which where accrued during the first quarter of 1997.

General and administrative expense consists of general management and finance personnel costs, occupancy expense, accounting expense and legal expense. General and administrative expenses increased to $325,188 for the three months ended June 30, 1998 from $206,486 for the three months ended June 30, 1997. The increases were primarily the result of additional legal, accounting and start-up cost associated the Companies' Riverside Grain Products subsidiary.

Liquidity and Capital Resources:

The company's anticipates satisfying $2,000,000 of its outstanding current liabilities through the issuance of common stock. The company is currently satisfying its working capital need from its mining subsidiary, Elmore Sand & Gravel. The company anticipates meeting all future working capital needs by operating its starch and gluten facility in Thunder Bay, Canada.

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