Form 10QSB
period 1998-09-30
SOUTHERN VENTURES INC
filed 1999-02-09
CIK 1049242

[DESCRIPTION]FORM 10-QSB

                                 United States

                       Securities and Exchange Commission

                            Washington, D.C.  20549

                                  FORM 10-QSB

                                   (MARK ONE)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1998
                                       or
[   ] Transition Report Pursuant to Section 13 of 15(d) of the Securities
Exchange Act of 1934 For the Transition Period
From ____________ to ______________

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

                               Yes               No   X

As of September 30, 1998 there were 18,937,000 shares of Common Stock outstanding.

         INDEX
         -----

PART I.  FINANCIAL INFORMATION (unaudited)

         Item 1.  Balance Sheet as of September 30, 1998

                  Statements of Operations for the three-month periods ended September 30, 1998 and 1997

                  Statements of Cash Flows for the three-month period ended September 30, 1998 and 1997

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

         Item 1 - Item 6.

PART I.  FINANCIAL INFORMATION (unaudited)

     Item 1. Financial Statements:

                         Southern Ventures and Subsidiaries
                           CONSOLIDATED BALANCE SHEET

                                                     September 30,
                                                         1998
                                                      -----------
                                                      (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                         $   170,790
    Accounts receivable                                   400,488
    Inventories                                           862,392
                                                      -----------
Total current assets                                    1,433,670

Intangible assets                                          97,167
Property and equipment, net                            10,410,177
Other assets                                              433,314
                                                      -----------
Total assets                                          $12,374,328
                                                      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                   $   580,211
   Accrued compensation and liabilities                 1,042,277
   Current portion of notes payable                     2,693,181
                                                      -----------
Total current liabilities                               4,315,670
Long-term liabilities excluding current portion         6,176,889
                                                      -----------
Total liabilities                                      10,492,559

Shareholders' equity:
   Common stock                                            18,937
   Preferred stock                                         10,000
   Additional paid-in capital                             540,501
   Retained earnings                                    1,412,331
   Shareholder receivable                                (100,000)
                                                      -----------
Total shareholders' equity                              1,981,948
                                                      -----------
 Total liabilities and shareholders' equity          $ 12,374,328
                                                      ===========

See accompanying notes to unaudited financial statements

                       Southern Ventures and Subsidiaries
                            STATEMENTS OF OPERATIONS

                                              Three-Month Periods
                                               Ended September 30,
                                            1998                     1997
                                  -------------------       ------------------
                                      (Unaudited)                 (Unaudited)
Product sales                         $1,138,862                $ 1,069,917
Cost of sales                            713,730                    530,169
                                  ----------------          ------------------
Gross profit                             425,132                    539,748

Operating expenses:
Selling, general and administrative      525,568                    443,510
Interest Expense, net                     72,779                     61,637
Other Loss                                81,675
Provision for income tax                      --                     13,840
                                   ----------------         ------------------
Net income                              (254,889)                    20,761
                                  =================         ==================

Basic and diluted net per share           $(0.01)                    $(0.00)
                                  =================         ==================

Shares outstanding                    18,937,000                 18,937,000
                                  =================         ==================

See accompanying notes to unaudited financial statements

                     Southern Ventures and Subsidiaries
                    Consolidated Statement of Cash Flows
                                                       Three-Month Periods
                                                          September 30,
                                                       1998           1997
                                                   -----------    ----------
Net income                                          (254,889)        20,761
Income charges (credit) not affecting cash:
Depreciation & Depletion                             161,795        101,145
Amortization                                           1,833          5,546
Changes in certain working capital components:
Decrease (increase) in inventory                    (299,892)           -
Decrease (increase) in accounts receivable           148,936         46,257
Decrease (increase) in prepaid interest                             205,820
Decrease (increase) in other current assets          (61,996)       (47,338)
Increase (decrease) in accounts payable                  -              -
    notes payable and accrued liabilities            505,019        115,349
                                                 ------------   ------------
Cash provided by operations                          312,981        447,539

Cash Provided (Used) by Investing Activities
Additions to property, plant and equipment          (807,991)      (259,358)
Disposals of property, plant and equipment            46,386          8,314
                                                 ------------   ------------
Cash used by investing activities                   (761,605)      (251,043)

Cash Provided by Financing Activities
Additions in long-term debt                          628,995        569,878
Reductions in long-term debt                        (302,658)      (420,849)
Proceeds from issuance of stock                           -         400,000
Distributions to shareholders                             -        (361,091)
                                                 ------------   ------------
Cash provided by financing activities               (326,337)       187,938

Net increase (decrease) in cash                     (122,286)       384,433
Cash at beginning of period                          295,492        121,192
Cash at end of period                                173,206        505,626

See accompanying notes to unaudited financial statements

Southern Ventures,Inc.

NOTES TO THE FINANCIAL STATEMENTS, (UNAUDITED)

     1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Southern Ventures, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction for Form 10-QSB Item 310b and Article 10 of regulation S-X. The balance sheet as of September 30, 1998, and the statements of operations for the three month periods ended September 30, 1998 and 1997 and the statements of cash flows for the three-month periods ended September 30, 1998 and 1997 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission

     Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

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

     4.    INCOME TAXES

    Pro forma income tax provision gives effect to income tax considerations assuming that each of the subsidiary entities had been a "C" Corp. for the reported period. No income is reflected on a pro forma basis for the Starch and Gluten Plant for prior reported years since the acquired plant was closed from 8/15/96 to allow management to make substantial improvements to the assets. This facility commenced operations during the current quarter.

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

RESULTS OF OPERATIONS
The following table sets forth, as a percentage of net sales, certain items included in the Company's Income Statements for the periods indicated:

                                               Quarter ended September 30,
                                                  1998           1997
                                                  ----           ----
Statements of Income Data:
         Net sales.........................      100.0%         100.0%
         Cost of sales.....................       62.7           49.6
         Gross profit......................       37.3           50.4
         Operating expenses................       46.1           41.5
         Income from operations............       (8.8)           9.0
         Interest Expense..................        6.4            5.8
         Other income (expense)............       (7.2)             0
         Income before income taxes........      (22.4)           3.2
         Provision for income taxes........          0            1.3
         Net Income........................      (22.4)           1.9

Quarter Ended September 30, 1998 Compared to Quarter Ended September 30, 1997

Revenue consists of gross revenue less product returns. Riverside Grain Products, Inc., a wholly owned subsidiary, commissioned a manufacturing plant and marketed a new starch and gluten product line which contributed to 10% of the total revenues during the three months ended September 30, 1998. The remaining 90% of revenue was derived from the silica rock and sand sales of the Company's subsidiary, Elmore Sand & Gravel, Inc. Total revenue for the three months ended September 30, 1998 increased to $1,138,862 from $1,069,917 for the three months ended September 30, 1997. Revenue was up from the previous year due to the Company's sales of the new starch and gluten product line.

Cost of sales consists primarily of the cost to manufacture the Company's products. Cost of sales for the Company silica mining subsidiary increased to $631,604 in the three months ended September 30, 1998 from $530,169 for the three months ended September 30, 1997. These increases were the result of higher than normal maintenance costs. Sales of the Company's new starch and gluten products contributed to the remaining portion of the cost of sales. These costs, as a percentage of sales, are high than normal due to the inherent inefficiencies incurred during start-up of the new starch and gluten plant.

General and administrative expense consists of general management and finance personnel costs, occupancy expense, accounting expense and legal expense. General and administrative expenses increased to $525,568 for the three months ended September 30, 1998 from $443,510 for the three months ended September 30, 1997. The increases were primarily the result of property taxes, accounting and sales expenses and increases in administrative and sales staff for the Company's starch and gluten subsidiary.

Other Income / Loss:

The Company received $500,000(Cdn) in the form of a grant from the Human Resource and Development Corporation. This grant is to be used to pay the initial costs of hiring and training employees for the recently commissioned starch and gluten plant in Thunder Bay, Canada. Other Income consists of the earned portion $141,226(Cdn) of the Human Resource and Development grant. The grant is earned as wages are paid to the employees of the Company's starch and gluten plant. Other Loss consists primarily of $178,098 in non-reoccurring plant commissioning expenses.


Liquidity and Capital Resources:

The company's anticipates satisfying $2,000,000 of its outstanding current liabilities through the issuance of common stock. The company is currently satisfying its working capital needs from its mining subsidiary, Elmore Sand & Gravel. The company anticipates meeting future working capital needs by operating its starch and gluten facility in Thunder Bay, Canada.


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